Form 10-Q
period 1997-06-30
PEAPOD INC
filed 1997-08-14
CIK 1036992

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-22557



                                 PEAPOD, INC.
            (Exact name of Registrant as specified in its charter)



                Delaware                             36-4118175
                --------                             ----------
        (State or other jurisdiction      (IRS Employer Identification No.)
      of Incorporation or Organization)


                  9933 Woods Drive,   Skokie, Illinois  60077
              (Address of principal executive offices) (ZIP Code)


                Registrant's Telephone Number:  (847) 583-9400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes              No  X
                                ---             ---


     The number of shares outstanding of the registrant's common stock, $0.01 par value, as of August 11, 1997 was 16,671,517.

PART I
                             FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                 PEAPOD, INC.
                                BALANCE SHEETS
                     (in thousands, except for share data)


                                                                      December 31,             June 30,
                                                                         1996                   1997
                                                                     -----------            ------------
                                                                      (audited)              (unaudited)
                           Assets
                           ------

Cash and cash equivalents.........................................   $    13,039            $    65,787
Receivables, net of bad debt allowance of $42 and $134 as of
  December 31, 1996 and June 30, 1997, respectively...............           535                  2,471
Prepaid expenses..................................................           449                    250
Other current assets..............................................           189                    348
                                                                     -----------            -----------
  Total current assets............................................        14,212                 68,856

Property and equipment:
  Computer equipment and software.................................         2,493                  3,712
  Service equipment and other.....................................           764                    828
                                                                     -----------            -----------
Property and equipment, at cost...................................         3,257                  4,540
  Accumulated depreciation........................................        (1,247)                (1,816)
                                                                     -----------            -----------
Net property and equipment........................................         2,010                  2,724
Other assets......................................................           306                    639

                                                                     -----------            -----------
  Total assets....................................................   $    16,528            $    72,219
                                                                     ===========            ===========


                  Liabilities and Owners' Equity
                  ------------------------------

Current liabilities:
  Accounts payable................................................   $     3,370            $     3,225
  Accrued compensation............................................         1,079                  1,234
  Other accrued liabilities.......................................           875                  1,931
  Current deferred service fees...................................         1,200                  2,397
  Current obligations under capital lease.........................           333                    596
                                                                     -----------            -----------
    Total current liabilities.....................................         6,857                  9,383
Deferred service fees.............................................           929                    846
Obligations under capital lease, less current obligations.........           340                    526
                                                                     -----------            -----------
  Total liabilities...............................................         8,126                 10,755

Owners' equity:
  Partners' capital (note 2)......................................         8,402                      -
  Preferred Stock, $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding...................................             -                      -
  Common Stock, $.01 par value, 50,000,000 shares authorized,
    16,671,517 shares issued and outstanding at June 30, 1997.....             -                    167
  Additional paid-in-capital......................................             -                 62,449
  Accumulated deficit.............................................             -                 (1,152)
                                                                     -----------            -----------
    Total owners' equity..........................................         8,402                 61,464

                                                                     -----------            -----------
  Total liabilities and owners' equity............................   $    16,528            $    72,219
                                                                     ===========            ===========

See accompanying notes to financial statements.

                                 PEAPOD, INC.
                           STATEMENTS OF OPERATIONS
              (in thousands, except for share and per share data)
                                  (unaudited)

                                                            Three months ended June 30,                   Six months ended June 30,
                                                         --------------------------------          --------------------------------
                                                             1996                 1997                1996                  1997
                                                         -----------          -----------         -----------           -----------
Revenues:
    Grocery sales, net of returns......................  $     5,025          $    10,177         $    10,009           $    19,394
    Interactive marketing services.....................          207                  565                 402                   990
    Member and retailer services.......................        1,190                3,909               2,345                 6,971
                                                         -----------          -----------         -----------           -----------
       Total revenues..................................        6,422               14,651              12,756                27,355

Costs and expenses:
    Groceries sold, net of returns.....................        5,025               10,177              10,009                19,394
    Grocery operations.................................        1,660                4,324               3,214                 8,227
    General and administrative.........................          575                1,663               1,063                 2,490
    Marketing and selling..............................          923                1,008               1,534                 2,244
    System development and maintenance.................          334                  303                 689                   679
    Depreciation and amortization......................          150                  378                 268                   590
                                                         -----------          -----------         -----------           -----------
       Total costs and expenses........................        8,667               17,853              16,777                33,624

                                                         -----------          ------------        -----------           -----------
Operating loss.........................................       (2,245)              (3,202)             (4,021)               (6,269)

Other income (expense):
    Interest expense...................................          (16)                 (30)                (35)                  (45)
    Interest income....................................          149                  201                 167                   336

                                                         -----------          ------------        -----------           -----------
Net loss...............................................  $    (2,112)         $    (3,031)        $    (3,889)          $    (5,978)
                                                         ===========          ===========         ===========           ===========
Pro forma net loss per share...........................  $     (0.16)         $     (0.22)        $     (0.30)          $     (0.45)
                                                         ===========          ===========         ===========           ===========
Shares used in computing pro forma net loss per share..  $12,806,794           13,713,655          12,806,794            13,262,730
                                                         ===========          ===========         ===========           ===========

See accompanying notes to financial statements.

                                 PEAPOD, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                              1996           1997
                                                                           ----------      --------
Cash flows from operating activities:
    Net loss.............................................................    $(3,889)      $(5,978)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
             Depreciation and amortization...............................        268           590
             Shares issued for services rendered.........................        111           533
             Changes in operating assets and liabilities:
                (Increase) decrease in receivables.......................       (153)       (1,936)
                (Increase) decrease in prepaid expenses..................          4           101
                (Increase) decrease in other current assets..............        177           (60)
                Increase (decrease) in accounts payable..................          9          (145)
                Increase (decrease) in accrued compensation..............        185           155
                Increase (decrease) in other accrued liabilities.........       (127)        1,056
                Increase (decrease) in deferred service fees.............      1,516         1,114
                                                                             -------       -------
                      Net cash used in operating activities..............     (1,899)       (4,570)


Cash flows from investing activities:
    Property and equipment purchased.....................................       (226)         (658)
    Capitalized software development costs...............................          -          (355)
                                                                             -------       -------
                      Net cash used in investing activities..............       (226)       (1,013)

Cash flows from financing activities:
    Proceeds from issuance of equity instruments, net of
        issuance costs...................................................     16,440        58,449
    Proceeds from issuance of common shares upon exercise of
        options and warrants.............................................          -            57
    Repayment of subordinated debentures.................................       (125)            -
    Payments on capital lease obligations................................        (92)         (175)
                                                                             -------       -------
                      Net cash provided by financing activities..........     16,223        58,331


Net increase in cash.....................................................     14,098        52,748
Cash and cash equivalents at beginning of period.........................      2,466        13,039
                                                                             -------       -------
Cash and cash equivalents at end of period...............................    $16,564       $65,787
                                                                             =======       =======

Supplemental disclosure of cash flows information - interest paid........    $    30       $    30
Supplemental disclosure of noncash investing and financing
    activity - equipment on capital leases...............................        357           625

                                 Peapod, Inc.
                         Notes to Financial Statements
                                  (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1997, and the results of its operations and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company and Peapod LP for the period from December 5, 1996 through December 31, 1996 and the year ended December 31, 1996, respectively, which are included in the Company's Registration Statement on Form S-1 (No. 333-24341) filed with the Securities and Exchange Commission.

2. Conversion. Peapod, Inc. ("Company") is the successor to a business originally founded in 1989 as a Delaware corporation and operated since 1992 through an Illinois limited partnership ("Peapod LP"). In December 1996, the Company was incorporated in Delaware. In a conversion (the "Conversion") that was effected on May 31, 1997 (i) all of the equity interests in Peapod LP were transferred to the Company in exchange for 12,656,417 shares of Common Stock, (ii) Peapod LP was dissolved, (iii) all of the assets and liabilities of Peapod LP were transferred to the Company and (iv) outstanding options and warrants for equity interests in Peapod LP were converted into options and warrants for shares of Common Stock. The transfer of the assets and liabilities of Peapod LP to the Company have been recorded by the Company at the historical carrying values of Peapod LP. On June 16, 1997 ("Offering Date"), the Company closed an initial public offering of 4,000,000 shares of Common Stock at $16.00 per share generating net proceeds of $58.4 million.

     The balance sheet as of December 31, 1996 presents the historical results of Peapod LP.

3. Earnings Per Share. The pro forma net loss per share is computed based on the weighted average number of shares outstanding during the period, assuming the Conversion occurred at January 1, 1996.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock, stock warrants and stock options issued during the twelve months immediately preceding the Offering Date (using the treasury stock method and an initial public offering price per share of $16.00) have been included in the calculation of Common Stock as if they were outstanding for the entire period presented. Other common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of revenue:

                                                                  Percentage of total revenues
                                           ---------------------------------------------------------------------------
                                               Three months ended June 30,                Six months ended June 30,
                                           ---------------------------------             -----------------------------
                                               1996                 1997                    1996               1997
                                           -----------           -----------             ----------         ----------
Revenues:
  Grocery sales, net of returns.........          78.2 %                69.5 %                 78.5 %             70.9 %
  Interactive marketing services........           3.2                   3.8                    3.1                3.6
  Member and retailer services..........          18.6                  26.7                   18.4               25.5
                                           -----------           -----------             ----------         ----------
    Total revenues......................         100.0                 100.0                  100.0              100.0

Costs and expenses:
  Groceries sold, net of returns........          78.2                  69.5                   78.5               70.9
  Grocery operations....................          25.8                  29.5                   25.2               30.0
  General and administrative............           9.0                  11.3                    8.3                9.1
  Marketing and selling.................          14.4                   6.9                   12.0                8.2
  System development and maintenance....           5.2                   2.1                    5.4                2.5
  Depreciation and amortization.........           2.3                   2.6                    2.1                2.2
                                           -----------           -----------             ----------         ----------
    Total costs and expenses............         134.9                 121.9                  131.5              122.9
                                           -----------           -----------             ----------         ----------
Operating loss..........................         (34.9)                (21.9)                 (31.5)            (22.9)

Other income (expense):
  Interest expense......................          (0.2)                 (0.2)                  (0.3)              (0.2)
  Interest income.......................           2.3                   1.4                    1.3                1.2
                                           -----------           -----------             ----------         ----------
Net loss................................         (32.8)%               (20.7)%                (30.5)%            (21.9)%
                                           ===========           ===========             ==========         ==========


Comparison of Three Months Ended June 30, 1997 and June 30, 1996
----------------------------------------------------------------


     Grocery sales, net of returns. Grocery sales, net of returns, which are the actual costs of groceries purchased by members, increased by 102.5% from $5,025,000 in the quarter ended June 30, 1996 to $10,177,000 in the quarter ended June 30, 1997. This increase is principally due to a 104.8% increase in the number of orders offset slightly by a decline in average order size.
Average order size tends to be smaller in newer markets. The total number of orders increased from 45,500 in the quarter ended June 30, 1996 to 93,200 in the quarter ended June 30, 1997. Total membership at June 30, 1996 and 1997 was 17,700 and 51,500, respectively, an increase of 191.0%. Increases in the Company's membership base resulted largely from the introduction of the Peapod service in six new markets since June 30, 1996 (Columbus, Boston, Houston, Atlanta, Dallas and Austin), as well as increased penetration in its two then existing markets (Chicago and San Francisco/San Jose).

     Interactive marketing services. Revenues from interactive marketing services include fees from consumer goods companies for interactive advertising, promotion and research services. Fees from such services increased by 172.9% from $207,000 in the quarter ended June 30, 1996 to $565,000 in the quarter ended June 30, 1997. The increase is primarily due to an increasing number of interactive marketing services clients during the period.

     Member and retailer services. Revenues from member and retailer services include subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Fees from such services increased 228.5% from $1,190,000 in the quarter ended June 30, 1996 to $3,909,000 in the quarter ended June 30, 1997. This increase is primarily attributable to (i) fees paid by new retailers and additional fees paid by existing retailers, (ii) higher grocery volumes and order quantities and (iii) the increasing size of the Company's membership base.

     Groceries sold, net of returns. The Company purchases groceries for its account on behalf of its members. The actual cost of groceries are subsequently charged to the members. Groceries sold, net of returns increased from $5,025,000 in the quarter ended June 30, 1996 to $10,177,000 in the quarter ended June 30, 1997 commensurate with the increase in grocery sales, net of returns.

     Grocery operations. Grocery operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders, (ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Grocery operations expenses increased 160.5% from $1,660,000 in the quarter ended June 30, 1996 to $4,324,000 in the quarter ended June 30, 1997. The increase is primarily attributable to (i) salaries and overhead expenses of new fulfillment centers,
(ii) the direct costs of shopping, packing and delivering the increased volume of member orders, (iii) salaries and overhead expenses for six new markets, (iv) salaries and overhead expenses for customer support functions to support increases in the Company's membership base and (v) new recruiting and training functions created to assist in the rapid opening of new markets and new fulfillment centers.

     At June 30, 1997, Peapod fulfilled member orders from 59 fulfillment centers across eight metropolitan markets compared to 15 fulfillment centers across two metropolitan markets at June 30, 1996. Two metropolitan markets and 17 fulfillment centers were added in the quarter ended June 30, 1997 compared to no new metropolitan markets and one fulfillment center added in the quarter ended June 30, 1996.

     General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, increased 189.2% from $575,000 in the quarter ended June 30, 1996 to $1,663,000 in the quarter ended June 30, 1997. The increase resulted primarily from an increase in compensation-related expenses to support the Company's growth, and from occupancy expenses related to the centralization of field support functions and the planned relocation of the Company's headquarters.

     Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses increased by 9.2% from $923,000 in the quarter ended June 30, 1996 to $1,008,000 in the quarter ended June 30, 1997.

     System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, decreased 9.3% from $334,000 in the quarter ended June 30, 1996 to $303,000 in the quarter ended June 30, 1997. In 1996, Peapod began work on version 5.0 of its end-user software. In the quarter ended June 30, 1997, the Company capitalized $204,000 of these development costs compared to no capitalized development costs in the quarter ended June 30, 1996.

     Depreciation and amortization. Depreciation and amortization increased 152.0% from $150,000 in the quarter ended June 30, 1996 to $378,000 in the quarter ended June 30, 1997. This increase is the result of changes in the depreciable lives of certain capital assets already in service and equipment added to support additional members, fulfillment centers and employees.

     Other income (expense). Other income (expense) includes interest paid on subordinated debentures, notes payable and capital leases and interest earned on cash balances. Interest expense increased from $16,000 in the quarter ended June 30, 1996 to $30,000 in the quarter ended June 30, 1997. Interest income increased from $149,000 in the quarter ended June 30,

1996 to $201,000 in the quarter ended June 30, 1997, resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


Comparison of Six Months Ended June 30, 1997 and June 30, 1996
--------------------------------------------------------------

     Grocery sales, net of returns. Grocery sales, net of returns increased by 93.8% from $10,009,000 in the first half of 1996 to $19,394,000 in the first half of 1997. This increase was principally due to a 94.0% increase in the number of orders and a slight increase in average order size. The total number of orders increased from 91,800 in the first half of 1996 to 178,100 in the first half of 1997. Total membership at June 30, 1996 and 1997 was 17,700 and 51,500, respectively, an increase of 191.0%. Increases in the Company's membership base resulted largely from the introduction of the Peapod service in six new markets since June 30, 1996 (Columbus, Boston, Houston, Atlanta, Dallas and Austin), as well as increased penetration in its two then existing markets (Chicago and San Francisco/San Jose).

     Interactive marketing services. Revenues from interactive marketing services increased by 146.3% from $402,000 in the first half of 1996 to $990,000 in the first half of 1997. The increase is primarily due to an increasing number of interactive marketing services clients during the period.

     Member and retailer services. Revenues from member and retailer services increased 197.3% from $2,345,000 in the first half of 1996 to $6,971,000 in the first half of 1997. This increase is primarily attributable to (i) fees paid by new retailers and additional fees paid by existing retailers, (ii) higher grocery volumes and order quantities and (iii) the increasing size of the Company's membership base.

     Groceries sold, net of returns. Groceries sold, net of returns increased from $10,009,000 in the first half of 1996 to $19,394,000 in the first half of 1997 commensurate with the increase in grocery sales, net of returns.

     Grocery operations. Grocery operations expenses increased 156.0% from $3,214,000 in the first half of 1996 to $8,227,000 in the first half of 1997. The increase is primarily attributable to (i) salaries and overhead expenses of new fulfillment centers, (ii) the direct costs of shopping, packing and delivering member orders relating to the increased volume of orders, (iii) salaries and overhead expenses for six new markets, (iv) salaries and overhead expenses for customer support functions to support increases in the Company's membership, and (v) new recruiting and training functions created to assist in the rapid opening of new markets and new fulfillment centers.

     At June 30, 1997, Peapod fulfilled member orders from 59 fulfillment centers across eight metropolitan markets compared to 15 fulfillment centers across two metropolitan markets at June 30, 1996. Four metropolitan markets and 31 fulfillment centers were added in the six months ended June 30, 1997 compared to no new metropolitan markets and one fulfillment center added in the first half of 1996.

     General and administrative. General and administrative expenses increased 134.2% from $1,063,000 in the first half of 1996 to $2,490,000 in the first half
of 1997.   The increase resulted primarily from an increase in compensation-
related expenses to support the Company's growth, and from occupancy expenses related to the centralization of field support functions and the planned relocation of the Company's headquarters.

     Marketing and selling. Marketing and selling expenses increased by 46.3% from $1,534,000 in the first half of 1996 to $2,244,000 in the first half of 1997. The increase is principally due to additional acquisition marketing related to six new markets, and additional marketing staff to support the growth in interactive marketing services and other marketing initiatives.

     System development and maintenance. System development and maintenance expenses decreased 1.5% from $689,000 in the first half of 1996 to $679,000 in the first half of 1997. In 1996, Peapod began work on version 5.0 of its end-user software. In the first half of 1997, the Company capitalized $355,000 of these development costs compared to no capitalized development costs in the first half of 1996.

     Depreciation and amortization. Depreciation and amortization increased 120.1% from $268,000 in the first half of 1996 to $590,000 in the first half of 1997. This increase is the result of changes in the depreciable lives of certain capital assets already in service and equipment added to support additional members, fulfillment centers and employees.

     Other income (expense). Interest expense increased from $35,000 in the first half of 1996 to $45,000 in the first half of 1997. Interest income increased from $167,000 in the first half of 1996 to $336,000 in the first half of 1997 resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased from $1,996,000 in the first half of 1996 to $4,570,000 in the first half of 1997. The increase in cash used in operating activities is primarily attributable to increased net losses from operations and increased receivables balances, partially offset by increases in accounts payable and accrued liabilities. As of June 30, 1997, the Company had $65,787,000 in cash and cash equivalents. In 1997, the Company sold equity which generated aggregate net proceeds of $58,506,000, including $58,358,000 net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company intends to use the net proceeds from the IPO primarily for expansion into new geographic markets and further penetration in existing markets. The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

     The Company anticipates that amounts available under existing sources of liquidity, cash flows from operations and the net proceeds from the IPO will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms or at all.

     The Company believes that inflation has not had a material effect on its operations.

                                    PART II
                               OTHER INFORMATION



Item 4.   Submission of Matter to Vote of Security Holders.

          In a conversion (the "Conversion") that was effected on May 31, 1997,
          (i) all of the equity interests in Peapod LP, an Illinois limited partnership, were transferred to the Company in exchange for 12,656,417 shares of Common Stock, (ii) Peapod LP was dissolved, (iii) all of the assets and liabilities of Peapod LP were transferred to the Company and (iv) outstanding options and warrants for equity interests in Peapod LP were converted into options and warrants for shares of Common Stock.

          By unanimous written consent of the sole stockholder of the Company in lieu of a special meeting, dated May 7, 1997, such stockholder approved the Company's Amended and Restated Certificate of Incorporation (the "Restated Charter").

          By unanimous written consent of the sole stockholder of the Company in lieu of a special meeting, dated as of May 14, 1997, such stockholder
          (i) approved an amendment to the Restated Charter changing the name of the Company to "Peapod, Inc." (ii) established the number of directors constituting the whole Board of Directors of the Company, and (iii) elected the following directors to the Company's Board of Directors:
          Andrew B. Parkinson, Thomas L. Parkinson, Tasso H. Coin, Steven M. Friedman, Trygve E. Myhren, and Seth L. Pierrepont.

          By unanimous written consent of the sole stockholder of the Company in lieu of a special meeting, dated May 29, 1997, such stockholder (i) approved the Company's 1997 Long-Term Incentive Plan (ii) approved the classification of the Company's Board of Directors into three classes as follows: Messrs. Andrew B. Parkinson and Tasso H. Coin as Class I directors (which class will stand for election at the annual meeting of stockholders to be held in 1998); Messrs. Thomas L. Parkinson and Seth L. Pierrepont as Class II directors (which class will stand for election at the annual meeting of stockholders to be held in 1999); and Messrs. Steven M. Friedman and Trygve E. Myhren as Class III directors (which class will stand for election at the annual meeting of stockholders to be held in 2000).

          By unanimous written consent of the sole stockholder of the Company in lieu of a special meeting, dated May 30, 1997, such stockholder approved the Company's Employee Stock Purchase Plan.

Item 5.   Other Information

          Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expressions, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with its retail partners and its interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.


Item 6.   Exhibits and Reports on form 8-K.

          (a) Exhibits - The Exhibits filed with this report are listed on the attached Exhibit Index.

          (b) Reports on Form 8-K - The Registrant filed no Current Reports on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Peapod, Inc.
                                    ------------------------------
                                             (Registrant)



August 14, 1997                     /s/ John C. Walden
                                    -----------------------------
                                      John C. Walden
                                      Executive Vice President-
                                      Finance and Business
                                      Development

                                 EXHIBIT INDEX


       Exhibit
         No.               Description
         ---               -----------

        2-- Conversion Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 No. 333-24341 (the "Common Stock Registration Statement"))

        3.1-- Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Common Stock Registration Statement)

        3.2-- Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Common Stock Registration Statement)

        4.1--  Form of Stockholders Rights Plan (incorporated by reference to
               Exhibit 4.1 of the Common Stock Registration Statement)

        4.2-- Form of Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to
               Exhibit 4.2 of the Common Stock Registration Statement)

        10.4-- Form of Employment Agreement between the Company and Andrew B.
               Parkinson (incorporated by reference to Exhibit 10.4 of the Common Stock Registration Statement)

        10.5-- Form of Employment Agreement between the Company and Thomas L.
               Parkinson (incorporated by reference to Exhibit 10.5 of the Common Stock Registration Statement)

        10.6-- Form of Employment Agreement between the Company and John C.
               Walden (incorporated by reference to Exhibit 10.6 of the Common Stock Registration Statement)

        10.7-- Form of Employment Agreement between the Company and Timothy M.
               Dorgan (incorporated by reference to Exhibit 10.7 of the Common Stock Registration Statement)

        10.8-- Form of Employment Agreement between the Company and John A.
               Furton (incorporated by reference to Exhibit 10.8 of the Common Stock Registration Statement)

        10.9-- Form of Severance Agreement between the Company and each of Andrew B. Parkinson, Thomas L. Parkinson, John C. Walden, Timothy M. Dorgan and John A. Furton. (incorporated by reference to Exhibit 10.9 of the Common Stock Registration Statement)

          10.10 -- Amended and Restated Investors Agreement, dated April 1, 1997, among the Company and certain investors (incorporated by reference to Exhibit 10.10 of the Common Stock Registration Statement)

          10.11 -- Unitholders Agreement among Peapod LP, the General Partner and certain investors, as amended (incorporated by reference to Exhibit 10.11 of the Common Stock Registration Statement)

          10.12 -- Form of Parkinson Registration Rights Agreement among the Company, Andrew B. Parkinson and Thomas L. Parkinson (incorporated by reference to Exhibit 10.12 of the Common Stock Registration Statement)

          10.13 -- Form of Tasso H. Coin Registration Rights Agreement between the Company and Tasso H. Coin (incorporated by reference to Exhibit 10.13 of the Common Stock Registration Statement)

          10.14 -- Form of 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Common Stock Registration Statement)

          10.15 -- Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 of the Common Stock Registration Statement)

          10.16 -- Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.16 of the Common Stock Registration Statement)

          11--      Statement re: computation of per share earnings

          27 --     Financial Data Schedule