Form 10-Q
period 1997-09-30
PEAPOD INC
filed 1997-11-14
CIK 1036992

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22557



                                  PEAPOD, INC.
             (Exact name of Registrant as specified in its charter)




                 Delaware                              36-4118175
                -----------                     ------------------------
       (State or other jurisdiction         (IRS Employer Identification No.)
     of Incorporation or Organization)


                   9933 Woods Drive, Skokie, Illinois  60077
              (Address of principal executive offices) (ZIP Code)


                 Registrant's Telephone Number:  (847) 583-9400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X        No
                             ---------        ---------


     The number of shares outstanding of the registrant's common stock, $0.01 par value, as of November 10, 1997 was 16,799,692.

                                    PART I
                             FINANCIAL INFORMATION



ITEM 1.  Financial Statements.


                                 PEAPOD, INC.
                                BALANCE SHEETS
                     (in thousands, except for share data)
                                  (unaudited)

                                                                             December 31,        September 30,
                                                                                 1996                1997
                                                                             ------------        ------------
                                 Assets
                                 ------
Cash and cash equivalents...............................................      $    13,039        $    56,799
Investments held to maturity............................................                -              6,058
Receivables, net of bad debt allowance of $42 and $315 as of
  December 31, 1996 and September 30, 1997, respectively................              535              2,433
Prepaid expenses........................................................              449              1,016
Other current assets....................................................              189                212
                                                                              -----------        -----------
  Total current assets..................................................           14,212             66,518

Property and equipment:
  Computer equipment and software.......................................            2,493              4,051
  Service equipment and other...........................................              764              1,296
                                                                              -----------        -----------
Property and equipment, at cost.........................................            3,257              5,347
  Accumulated depreciation..............................................           (1,247)            (2,172)
                                                                              -----------        -----------
Net property and equipment..............................................            2,010              3,175

Other assets............................................................              306                840
                                                                              -----------        -----------
  Total assets..........................................................      $    16,528        $    70,533
                                                                              ===========        ===========


                     Liabilities and Owners' Equity
                     ------------------------------
Current liabilities:
  Accounts payable......................................................      $     3,370        $     4,152
  Accrued compensation..................................................            1,079              1,423
  Other accrued liabilities.............................................              875              1,835
  Current deferred service fees.........................................            1,200              2,565
  Current obligations under capital lease...............................              333                575
                                                                              -----------        -----------
    Total current liabilities...........................................            6,857             10,550
Deferred service fees...................................................              929                859
Obligations under capital lease, less current obligations...............              340                637
                                                                              -----------        -----------
  Total liabilities.....................................................            8,126             12,046

Owners' equity:
  Partners' capital (note 2)............................................            8,402                  -
  Preferred Stock, $.01 par value, 5,000,000 shares authorized
    none issued and outstanding.........................................                -                  -
  Common Stock, $.01 par value, 50,000,000 shares authorized
    16,677,364 shares issued and outstanding at September 30, 1997......                -                167
  Treasury stock, 2,000 shares at September 30, 1997....................                -                (19)
  Additional paid-in-capital............................................                -             62,647
  Accumulated deficit...................................................                -             (4,308)
                                                                              -----------        -----------
    Total owners' equity................................................            8,402             58,487
                                                                              -----------        -----------

  Total liabilities and owners' equity..................................      $    16,528        $    70,533
                                                                              ===========        ===========

See accompanying notes to financial statements.

                                 PEAPOD, INC.
                           STATEMENTS OF OPERATIONS
              (in thousands, except for share and per share data)
                                  (unaudited)



                                                  Three months ended September 30,      Nine months ended September 30,
                                                  --------------------------------      -------------------------------
                                                     1996                 1997              1996               1997
                                                  -----------         ------------      ------------       ------------
Revenues:
  Grocery sales, net of returns...............    $     4,818          $    10,208      $     14,828       $     29,602
  Interactive marketing services..............            284                  614               686              1,605
  Member and retailer services................          1,803                3,393             4,148             10,364
                                                  -----------          -----------      ------------       ------------
    Total revenues............................          6,905               14,215            19,662             41,571

Costs and expenses:
  Groceries sold, net of returns..............          4,818               10,208            14,828             29,602
  Grocery operations..........................          2,038                4,105             5,252             12,333
  General and administrative..................          1,071                1,154             2,133              3,644
  Marketing and selling.......................            809                1,679             2,343              3,923
  System development and maintenance..........            455                  378             1,144              1,057
  Depreciation and amortization...............            174                  366               442                956
                                                  -----------          -----------      ------------       ------------
    Total costs and expenses..................          9,365               17,890            26,142             51,515

                                                  -----------          -----------      ------------       ------------
Operating loss................................         (2,460)              (3,675)           (6,480)            (9,944)

Other income (expense):
  Interest expense............................            (19)                 (13)              (54)               (58)
  Interest income.............................            195                  874               362              1,210
                                                  -----------          -----------      ------------       ------------
Net loss......................................    $    (2,284)         $    (2,814)     $     (6,172)      $     (8,792)
                                                  ===========          ===========      ============       ============

Pro forma net loss per share..................    $     (0.18)         $     (0.17)     $      (0.48)      $      (0.61)
                                                  ===========          ===========      ============       ============

Shares used in computing pro forma net loss
  per share...................................     12,806,794           16,583,315        12,806,794         14,411,775
                                                  ===========          ===========      ============       ============

See accompanying notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                   1996                1997
                                                               ------------        ------------

Cash flows from operating activities:
  Net loss.................................................... $       (6,172)     $    (8,792)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization...........................            442              956
      Shares issued for services rendered.....................            111              533
      Changes in operating assets and liabilities:
        (Increase) decrease in receivables  ..................           (107)          (1,898)
        (Increase) decrease in prepaid expenses ..............           (191)            (567)
        (Increase) decrease in other current assets...........             82              (23)
        Increase (decrease) in accounts payable...............            683              782
        Increase (decrease) in accrued compensation...........            719              344
        Increase (decrease) in other accrued liabilities......           (167)             959
        Increase (decrease) in deferred service fees..........          1,051            1,295
                                                               --------------      ------------
          Net cash used in operating activities...............         (3,549)          (6,411)

Cash flows from investing activities:
  Property and equipment purchased............................           (613)          (1,183)
  Capitalized software development costs......................              -             (565)
  Short-term investments held to maturity.....................              -           (6,058)
                                                               --------------      ------------
          Net cash used in investing activities...............           (613)          (7,806)

Cash flows from financing activities:
  Proceeds from issuance of equity instruments, net of
    issuance costs ...........................................         16,409           58,287
  Proceeds from issuance of common shares upon exercise of
    options and warrants......................................              -               57
  Repayment of subordinated debentures........................           (125)               -
  Payments on capital lease obligations.......................           (119)            (367)
                                                               --------------      ------------
          Net cash provided by financing activities...........         16,165           57,977

Net increase in cash .........................................         12,003           43,760
Cash and cash equivalents at beginning of period..............          2,466           13,039
                                                               --------------      ------------
Cash and cash equivalents at end of period.................... $       14,469      $  $ 56,799
                                                               ==============      ============

Supplemental disclosure of cash flows information:
  Interest paid .............................................. $           52      $        61
  Options exercised by sale of stock to Company...............              -               19
Supplemental disclosure of noncash investing and financing
  activity - equipment on capital leases .....................            367              907

See accompanying notes to financial statements.



                                  Peapod, Inc.
                         Notes to Financial Statements
                                  (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2. Conversion. Peapod, Inc. ("Company") is the successor to a business originally founded in 1989 as a Delaware corporation and operated since 1992 through an Illinois limited partnership ("Peapod LP"). In December 1996, the Company was incorporated in Delaware. In a conversion (the "Conversion") that was effected on May 31, 1997 (i) all of the equity interests in Peapod LP were transferred to the Company in exchange for 12,656,417 shares of Common Stock, (ii) Peapod LP was dissolved, (iii) all of the assets and liabilities of Peapod LP were transferred to the Company and (iv) outstanding options and warrants for equity interests in Peapod LP were converted into options and warrants for shares of Common Stock. The transfer of the assets and liabilities of Peapod LP to the Company have been recorded by the Company at the historical carrying values of Peapod LP. On June 16, 1997 ("Offering Date"), the Company closed an initial public offering of 4,000,000 shares of Common Stock at $16.00 per share generating net proceeds of $58.1 million.

    The balance sheet as of December 31, 1996 presents the financial condition of Peapod LP.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of revenue:

                                                         Percentage of total revenues
                                         --------------------------------------------------------------------
                                         Three months ended September 30,     Nine months ended September 30,
                                         ---------------------------------    -------------------------------
                                             1996                 1997            1996               1997
                                         ------------         ------------    ------------       ------------


Revenues:
  Grocery sales, net of returns........          69.8  %              71.8  %         75.4  %            71.2  %
  Interactive marketing services.......           4.1                  4.3             3.5                3.9
  Member and retailer services.........          26.1                 23.9            21.1               24.9
                                         ------------        -------------    ------------       ------------
    Total revenues.....................         100.0                100.0           100.0              100.0
Costs and expenses:
  Groceries sold, net of returns.......          69.8                 71.8            75.4               71.2
  Grocery operations...................          29.5                 28.9            26.7               29.7
  General and administrative...........          15.5                  8.1            10.9                8.8
  Marketing and selling................          11.7                 11.8            11.9                9.4
  System development and maintenance...           6.6                  2.7             5.8                2.5
  Depreciation and amortization........           2.5                  2.6             2.3                2.3
                                         ------------         ------------    ------------        -----------
    Total costs and expenses...........         135.6                125.9           133.0              123.9
                                         ------------         ------------    ------------        -----------
Operating loss.........................         (35.6)               (25.9)          (33.0)             (23.9)
Other income (expense):
  Interest expense.....................          (0.3)                (0.1)           (0.3)              (0.1)
  Interest income......................           2.8                  6.2             1.9                2.9
                                         ------------         ------------    ------------        -----------
                                                (33.1)  %            (19.8)  %       (31.4)  %          (21.1)  %
Net loss...............................  ============         ============    ============        ===========


Comparison of Three Months Ended September 30, 1997 and September 30, 1996
--------------------------------------------------------------------------

     Grocery sales, net of returns. Grocery sales, net of returns, which are the actual costs of groceries purchased by members, increased by 112% from $4,818,000 in the quarter ended September 30, 1996 to $10,208,000 in the quarter ended September 30, 1997. This increase was principally due to a 114% increase in the number of orders offset slightly by a decrease in average order size. Average order size tends to be smaller in newer markets. The total number of orders increased from 43,700 in the quarter ended September 30, 1996 to 93,700 in the quarter ended September 30, 1997. Total membership at September 30, 1996 and 1997 was 21,200 and 56,300, respectively, an increase of 166%. Increases in the Company's membership base resulted largely from the introduction of the Peapod service in 6 new markets since June 30, 1996: Columbus, Boston, Houston, Atlanta, Dallas and Austin, as well as increased penetration in the Chicago and San Francisco/San Jose markets.

     Interactive marketing services. Revenues from interactive marketing services include fees from consumer goods companies for interactive advertising, promotion and research services. Fees from such services increased by 116% from $284,000 in the quarter ended September 30, 1996 to $614,000 in the quarter ended September 30, 1997. The increase is primarily due to an increasing number of interactive marketing services clients during the period.

     Member and retailer services. Revenues from member and retailer services include subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Fees from such services increased 88% from $1,803,000 in the quarter ended September 30, 1996 to $3,393,000 in the quarter ended September 30, 1997. This increase is primarily attributable to (i) higher grocery volumes and order quantities, (ii) the increasing size of the Company's membership base, and (iii) fees paid by new retailers and additional fees paid by existing retailers.

     Groceries sold, net of returns. The Company purchases groceries for its account on behalf of its members. The actual cost of groceries are subsequently charged to the members. Groceries sold, net of returns increased from $4,818,000 in the quarter ended September 30, 1996 to $10,208,000 in the quarter ended September 30, 1997, commensurate with the increase in grocery sales, net of returns.

     Grocery operations. Grocery operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders, (ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Grocery operations expenses increased 101% from $2,038,000 in the quarter ended September 30, 1996 to $4,105,000 in the quarter ended September 30, 1997. The increase is primarily attributable to (i) salaries and overhead expenses of new fulfillment centers,
(ii) the direct costs of shopping, packing and delivering the increased volume of member orders, (iii) salaries and overhead expenses for six new markets, (iv) salaries and overhead expenses for customer support functions to support increases in the Company's membership base, and (v) new training and recruiting functions supporting new markets and new fulfillment centers.

     At September 30, 1997, Peapod fulfilled member orders from 57 fulfillment centers across eight metropolitan markets compared to 20 fulfillment centers across four metropolitan markets at September 30, 1996. Two fulfillment centers were consolidated into other existing centers in the quarter ended September 30, 1997. Two new metropolitan markets and five fulfillment centers were added in the quarter ended September 30, 1996.

     General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, increased 8% from $1,071,000 in the quarter ended September 30, 1996 to $1,154,000 in the quarter ended September 30, 1997. The increase resulted primarily from an increase in compensation-related expenses to support the Company's growth and expenses related to the relocation of the Company's headquarters.

     Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses increased by 108% from $809,000 in the quarter ended September 30, 1996 to $1,679,000 in the quarter ended September 30, 1997. The increase is largely the result of a more aggressive member acquisition program, the benefits of which should largely be realized in the fourth quarter.

     System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, decreased 17% from $455,000 in the quarter ended September 30, 1996 to $378,000 in the quarter ended September 30, 1997. In 1996, Peapod began work on version 5.0 of its end-user software. In the quarter ended September 30, 1997, the Company capitalized $210,000 of these development costs while no development costs were capitalized in the quarter ended September 30, 1996.

     Depreciation and amortization. Depreciation and amortization increased 110% from $174,000 in the quarter ended September 30, 1996 to $366,000 in the quarter ended September 30, 1997. This increase is the result of equipment added to support new members, fulfillment centers and new employees, and changes in the depreciable lives of certain capital assets already in service.

     Other income (expense). Other income (expense) includes interest paid on subordinated debentures, notes payable and capital leases and interest earned on cash balances. Interest expense decreased from $19,000 in the quarter ended September 30, 1996 to $13,000 in the quarter ended September 30, 1997. Interest income increased from $195,000 in the quarter ended September 30, 1996 to $874,000 in the quarter ended September 30, 1997, resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


Comparison of Nine Months Ended September 30, 1997 and September 30, 1996
-------------------------------------------------------------------------

     Grocery sales, net of returns. Grocery sales, net of returns, increased by 100% from $14,828,000 in the first nine months of 1996 to $29,602,000 in the first nine months of 1997. This increase was principally due to a 101% increase in the number of orders offset slightly by a decrease in average order size. The total number of orders increased from 135,500 in the first nine months of 1996 to 271,800 in the first nine months of 1997. Total membership at September 30, 1996 and 1997 was 21,200 and 56,300, respectively, an increase of 166%. Increases in the Company's membership base resulted largely from the introduction of the Peapod service in 6 new markets: Columbus, Boston, Houston, Atlanta, Dallas and Austin, as well as increased penetration in the Chicago and San Francisco/San Jose markets.

     Interactive marketing services. Revenues from interactive marketing services increased by 134% from $686,000 in the first nine months of 1996 to $1,605,000 in the first nine months of 1997. The increase is primarily due to an increasing number of interactive marketing services clients during the period.

     Member and retailer services. Member and retailer services fees increased 150% from $4,148,000 in the first nine months of 1996 to $10,364,000 in the first nine months of 1997. This increase is primarily attributable to (i) additional fees paid by new and existing retailers, (ii) higher grocery volumes and order quantities and (iii) the increasing size of the Company's membership base.

     Groceries sold, net of returns. Groceries sold, net of returns increased from $14,828,000 in the first nine months of 1996 to $29,602,000 in the first nine months of 1997, commensurate with the increase in grocery sales, net of returns.

     Grocery operations. Grocery operations expenses increased 135% from $5,252,000 in the first nine months of 1996 to $12,333,000 in the first nine months of 1997. The increase is primarily attributable to (i) salaries and overhead expenses of new fulfillment centers, (ii) the direct costs of shopping, packing and delivering member orders relating to the increased volume of orders,
(iii) salaries and overhead expenses for six new markets, (iv) salaries and overhead expenses for customer support functions, and (v) new training and recruiting functions created to assist in the rapid opening and support of new markets and new fulfillment stores.

     At September 30, 1997, Peapod fulfilled member orders from 57 fulfillment centers across eight metropolitan markets compared to 20 fulfillment centers across four metropolitan markets at September 30, 1996. Four new metropolitan markets and 30 fulfillment centers were added in the nine months ended September 30, 1997 compared to two new metropolitan markets and six fulfillment centers added in the first nine months of 1996.

     General and administrative. General and administrative expenses increased 71% from $2,133,000 in the first nine months of 1996 to $3,644,000 in the first nine months of 1997. The increase resulted primarily from an increase in compensation-related expenses to support the Company's growth and occupancy expenses related to the centralization of field support functions and the relocation of the Company's headquarters.

     Marketing and selling. Marketing and selling expenses increased by 67% from $2,343,000 in the first nine months of 1996 to $3,923,000 in the first nine months of 1997. The increase is principally due to acquisition marketing in new and existing markets, and additional marketing staff to support the growth in interactive marketing services and other marketing initiatives.

     System development and maintenance. System development and maintenance expenses decreased 8% from $1,144,000 in the first nine months of 1996 to $1,057,000 in the first nine months of 1997. In 1996, Peapod began work on version 5.0 of its end-user software. In the first nine months of 1997, the Company capitalized $565,000 of these development costs while no development costs were capitalized in the first nine months of 1996.

     Depreciation and amortization. Depreciation and amortization increased 116% from $442,000 in the first nine months of 1996 to $956,000 in the first nine months of 1997. This increase is the result of equipment added to support new members, new fulfillment centers and new employees and changes in the depreciable lives of certain capital assets already in service.

     Other income (expense). Interest expense increased from $54,000 in the first nine months of 1996 to $58,000 in the first nine months of 1997. Interest income increased from $362,000 in the first nine months of 1996 to $1,210,000 in the first nine months of 1997, resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased from $3,549,000 in the first nine months of 1996 to $6,411,000 in the first nine months of 1997. The increase in cash used in operating activities was primarily attributable to increased net losses from operations and increased receivables balances, partially offset by increases in deferred service fees, accrued liabilities and accounts payable. As of September 30, 1997, the Company had $56,799,000 in cash and cash equivalents, and $6,058,000 in short-term investments held to maturity. In 1997, the Company sold equity which generated aggregate net proceeds of $58,344,000, including $58,137,000 net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company intends to use the net proceeds from the IPO primarily for expansion into new geographic markets and further penetration in existing markets. The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

     The Company anticipates that existing cash and short term investments held to maturity will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

     The Company believes that inflation has not had a material effect on its operations.

                                    PART II
                               OTHER INFORMATION



Item 5.  Other Information

         Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

         Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expression, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things:
         (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with its retail partners and its interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - The Exhibits filed with this report are listed on the attached Exhibit Index.
         (b) Reports on Form 8-K - The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                 EXHIBIT INDEX


        Exhibit
          No.                Description
          ---                -----------

           11--    Statements re: computation of per share earnings

           27--    Financial Data Schedule

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


                                        Peapod, Inc.
                                        ------------------------------
                                                 (Registrant)



November 13, 1997                       /s/ John C. Walden
                                        ------------------------------
                                            John C. Walden
                                            Chief Operating Officer