Form 10-Q/A
period 1997-09-30
PEAPOD INC
filed 1997-11-19
CIK 1036992

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission file number 0-22557



                                 PEAPOD, INC.
            (Exact name of Registrant as specified in its charter)



             Delaware                                   36-4118175
     ------------------------               ---------------------------------
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

                                      Yes    X          No
                                          ----------        ----------


          The number of shares outstanding of the registrant's common stock, $0.01 par value, as of November 10, 1997 was 16,799,692.

Item 2.   Changes in Securities and Use of Proceeds

          The following information is reported pursuant to Item 701(f) of Regulation S-K:

          The Company filed a registration statement on Form S-1 which became effective on June 9, 1997 (Registration No. 33-24341).

          The offering commenced on June 10, 1997 and terminated after the sale of all securities registered.

          The managing underwriters for this offering were Smith Barney, Inc., William Blair & Company and J.P. Morgan & Company.

          The offering related to the Company's Common Stock, par value $.01 per share, and was for the account of the Company, as follows:

                                    Company
                                    -------
          Number of Shares         4,000,000
          Registered and Sold

          Aggregate Price of     $64,000,000
          Offering Registered
          and Sold

          The following amounts of expenses were incurred for the Company's account in connection with the issuance and distribution of the securities registered for each category listed below:

                          Direct or indirect payments to
                          directors, officers, general
                          partners of the issuer or
                          their associates; to persons
                          owning ten percent or more of
                          any class of equity securities
                          of the issuer; and to            Direct or indirect
                          affiliates of the issuer         payments to others

Underwriting discounts
and commissions                               $       -0-          $ 4,480,000

Finders' Fees                                 $       -0-          $       -0-

Expenses paid to or
for underwriters                              $       -0-          $       -0-

Other Expenses                                $       -0-          $ 1,383,000

Total Expenses                                $       -0-          $ 5,863,000

Net offering proceeds
to the Company after
total expenses                                $58,137,000

                          Direct or indirect payments to
                          directors, officers, general
                          partners of the issuer or
                          their associates; to persons
                          owning ten percent or more of
                          any class of equity securities
                          of the issuer; and to            Direct or indirect
                          affiliates of the issuer         payments to others

Temporary investments
(specify)                                     $       -0-          $58,137,000*

Other purposes
(specify)/1/                                  $       -0-          $       -0-

TOTAL                                         $58,137,000

* $6,058,000 of which is held in commercial paper and $52,079,000 of which is held in money market instruments.

The use of proceeds reported herein does not represent a material change from the use of proceeds described in the prospectus.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEAPOD, INC.


                              /s/ John C. Walden
                              -----------------------
                              John C. Walden
                              Chief Operating Officer
                              (on behalf of Registrant and as the chief
                              financial officer)