Form 10-K
period 1997-12-31
PEAPOD INC
filed 1998-03-12
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1997 Commission file number 0-22557

                                  PEAPOD, INC.
             (Exact name of Registrant as specified in its charter)
           Delaware                                   36-4118175
-----------------------------------         ------------------------------------
 (State or other jurisdiction              (IRS Employer Identification No.)
  of Incorporation or Organization)

                    9933  Woods  Drive,  Skokie, Illinois    60077
            (Address of principal executive offices)       (ZIP Code)

                                 (847) 583-9400
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share, including associated Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 5, 1998: $63,332,109 based on a closing price of $4.50 of the registrant's Common Stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of March 5, 1998 was 16,857,393.

                       Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed on or before April 30, 1998) are incorporated by reference into Part III, as indicated herein.

                                  PEAPOD, INC.
                         Form 10-K Annual Report -- 1997
                                Table of Contents

PART I
         Item 1.  Business...............................................................................3
         Item 2.  Properties............................................................................11
         Item 3.  Legal Proceedings.....................................................................12
         Item 4.  Submission of Matters to a Vote of Security Holders...................................12

PART II
         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.............13
         Item 6.  Selected Financial Data...............................................................14
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................16
         Item 8.  Financial Statements and Supplementary Data...........................................20
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure............................................................................37

PART III
         Item 10. Directors and Executive Officers of the Registrant....................................38
         Item 11. Executive Compensation................................................................39
         Item 12. Security Ownership of Certain Beneficial Owners and Management........................39
         Item 13. Certain Relationships and Related Transactions........................................39

PART IV
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................40

Signatures..............................................................................................45




All statements, trend analysis and other information in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expression, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in other portions of this report and in the Company 1998 annual report to shareholders. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with its retail partners and its interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

Item 1.           Business

The Company

     Peapod(R) is the leading interactive, online grocery shopping and delivery company and a provider of targeted media and research services. Founded in 1989, Peapod provides an integrated, comprehensive service designed to address the distinct needs of online consumers, grocery retailers and consumer goods companies. Peapod's "Smart Shopping for Busy People(R)" solution provides consumers with time savings and convenience through a user-friendly, highly functional virtual supermarket, and personalized shopping, delivery and customer services. By establishing a relationship with the Company, grocery retailers gain access to Peapod's online sales channel. This channel is designed to enable the retailer to gain incremental revenues and profits by capturing an increased share of the purchases of existing customers and by attracting new loyal customers. Peapod provides consumer goods companies with a forum for targeted interactive advertising, high-impact electronic couponing and extensive product research by linking together members from multiple markets into a national online network and collecting substantial data regarding members' purchase intentions, purchasing behavior and demographics.

     Peapod's proprietary technology is central to its business model. Peapod's sophisticated customer interface enables its members to shop at home or at work in a personalized manner with the benefit of more extensive product and price information than is otherwise practically available. In addition, Peapod's systems efficiently link with its retail partners' systems, providing real-time pricing and promotional information to its members. Peapod has designed its fulfillment management applications on the basis of many years of picking, packing and delivering grocery orders to incorporate operating methods that are cost-efficient and ensure high quality. Peapod's database creates extensive member profiles by collecting data from multiple sources, including online shopping behavior, purchase histories, online attitudinal surveys and demographic data that it may purchase from other parties. On the basis of this data, Peapod's proprietary targeting engine delivers customized, one-to-one advertising and promotions.

     The Company believes that its proprietary technology and operating experience provide it several competitive advantages. Peapod's technology integrates the complex requirements of online shopping, grocery retailing and fulfillment, and interactive marketing, which enables Peapod to derive revenue from consumers, grocery retailers and consumer goods companies. The Company's technology and operating processes for shopping, packing and delivering products, as well as its customer support capabilities, have been refined over its years of experience to be efficient and ensure high levels of customer service.

     Peapod's success to date is built upon the high-quality and personalized service of its "Smart Shopping for Busy People" solution. As of December 31, 1997, Peapod had 71,500 members and offered its online grocery service in eight metropolitan markets: Chicago, IL; San Francisco/San Jose, CA; Columbus, OH; Boston, MA; Atlanta, GA; and Houston, Dallas and Austin, TX.


Industry Trends

     Interactive   grocery  services  is  an  emerging  business  category  that represents the convergence of three significant industries: online commerce, grocery retailing and interactive marketing services.

     Online Commerce. In recent years, a growing number of users have conducted an increasing amount of commerce over new interactive media, including online services offered via proprietary networks and the Internet. Market researcher Yankee Group Inc. estimates that the number of U.S. households dialing into the Web will grow from over 20 million in 1997 to an expected 26 million by the end of 1998. Forrester Research estimates that the total value of goods purchased over the Web will grow from $2.4 billion in 1997 to as much as $12.1 billion by the year 2000. The emergence of these new interactive media is driving the development and adoption of content and commerce applications that offer convenience and value to consumers, as well as unique, cost-effective marketing opportunities to businesses.

     Grocery Retailing. The U.S. retail supermarket business represented approximately $323.2 billion in revenues in 1996, according to Progressive Grocer's 1998 Marketing Guidebook. Recent sales growth in the industry has only slightly exceeded inflation, while competition is intense and margins continue to be narrow. At the same time, consumers are increasingly time constrained and searching for conveniences to make their daily living easier. A 1997 study conducted by the Food Marketing Institute suggested that approximately two-thirds of households' primary grocery shoppers would prefer to be doing something other than in-store grocery shopping.

     As a result of these factors, supermarket operators are searching for innovative ways to differentiate their stores through additional consumer services, while at the same time seeking opportunities to enhance their profits. Many such operators are implementing or beginning to experiment with online shopping and home delivery. A 1997 study conducted by Andersen Consulting on behalf of the Consumer Direct Cooperative estimated that this emerging channel could result in revenue of $60 to $85 billion by the year 2007, translating into an 8 to 12 percent share for the channel of all dollars spent on groceries and related products and services. However, many grocery retailers recognize that creating an online grocery shopping and delivery service lies outside their traditional expertise.

     Marketing Services. The Company believes that national advertising expenditures by consumer packaged goods companies in 1996 were approximately $15 billion. Jupiter Communications estimates that interactive advertising spending will grow from $301 million in 1996 to $5.0 billion by the year 2000 as Internet usage grows worldwide. The Company believes that services that are able to target consumers with personalized advertising, and offer precise feedback on the impact of advertising, will have a competitive advantage in the interactive advertising market.

     The total market for information and research regarding consumer goods was estimated to generate approximately $4.8 billion in revenues in 1996, according to The Veronis, Suhler & Associates Communications Industry Forecast. Consumer packaged goods manufacturers have historically gathered much of their market information regarding consumer purchase behavior from scanner data. Because scanner data generally captures only product movement without association with particular purchasers, it has limited utility as a tool for measuring consumer purchase intent or as a basis for targeted marketing. Many retailers have implemented loyalty card programs. However, such programs capture varying degrees of information about particular purchasers and products. Because of the lack of uniform practices, consumer goods companies generally find it impractical to utilize such information for national promotional programs.

Growth Strategies

     Peapod's objective is to substantially expand its online grocery shopping channel in the United States and become the preferred venue for online marketing programs and research for consumers goods companies. The Company's growth strategies include the following:

     Build Peapod Brand Identity and Awareness. The Company intends to build brand identity through the functionality, quality, convenience and value of the services it offers. Peapod also intends to aggressively market its services, through promotions and advertising, as a means to further establish name brand recognition. The Internet will be an increasingly important marketing medium for building brand awareness and attracting new members.

     Provide Superior Service Quality. The Company is committed to providing its members with superior experiences in all aspects of its services. The Company's "Smart Shopping for Busy People" solutions include user-friendly, highly-functional and cost-effective shopping tools as well as a variety of convenient delivery and customer support services. "The Peapod Promise" of superior service and customer support designed to ensure member satisfaction. The Company will continue to pursue improvements in its service quality that can be sustained as membership and orders grow aggressively.

     Optimize the Model for Fulfillment Services. The Company is evolving its product distribution and order fulfillment model in order to reduce costs, improve quality and enhance volume scalability. The Company is working with its retail partners and other industry experts to develop specialized distribution centers. Such centers have the potential to lower distribution channel costs for both retail partners and Peapod. The Company is also developing warehousing and routing technologies designed to increase the efficiency of Peapod's order fulfillment. Ultimately, the Company believes that lower costs can support a lower consumer price and, in turn, greater membership and order volumes.

     Grow Membership and Order Volume. Peapod plans to continue to increase revenues and realize economies of scale by growing its membership base and order volumes. The Company will pursue this growth by expanding into new metropolitan markets and increasing its penetration in existing markets. The Company believes that it can achieve competitive advantages in its various markets as the first mover to build a substantial online membership base and operating scale.

     Build Interactive Marketing Services. Leverage Database. Peapod has pioneered, in partnership with consumer goods companies, innovative interactive marketing services consisting of advertising, promotion and market research services. Peapod intends to continue using the combination of its database and online shopping channel to create new products and services tailored to its interactive marketing clients. As Peapod's membership increases, the Company believes that consumer goods companies will increasingly view Peapod's service as a powerful advertising venue as well as a valuable research tool.

     Work with Retail Partners to Grow Online Shopping Channel. Peapod has developed a range of technical, management and fulfillment services which can be adapted to meet a retail partner's needs. Additionally, through the Split Pea Software(TM) division, Peapod is licensing its grocery shopping system and providing software support services to retailers on an international basis. The Company has also initiated efforts to license this technology to retailers in U.S. markets. Peapod believes that its systems, including the shopping application, remote development framework and database engines, are among the most advanced systems available for high-volume, internet shopping transactions. Peapod also believes that its extensive experience as the pioneer of online grocery shopping and delivery services will continue to be of value to retail partners.

Peapod Services

   Consumer Services

     Peapod's "Smart Shopping for Busy People" solution provides consumers with time savings and convenience through its user-friendly, highly functional and information-rich virtual supermarket and personalized shopping, delivery and member services. With Peapod, members are able to recapture a portion of the time typically associated with traditional grocery shopping. Rather than driving to the store and waiting in check-out lines, members shop at any time of the day or night with their personal computers, and schedule delivery or pick-up at a convenient time. Peapod makes available, at the member's fingertips, up-to-date product information, including product availability, pricing and promotions, and keeps a running online tally of the member's bill. Peapod provides further service to its members in the form of electronic and telephonic member support and technical assistance and honors "The Peapod Promise," a guarantee of superior service and satisfaction with each order.

     Peapod is accessible through a proprietary dial-up network or Peapod's Internet web site (www.peapod.com). Its shopping system is highly functional, offering members a variety of shopping methods and productivity tools to create a shopping experience based on each member's personal preferences. Peapod members can shop by browsing aisles (moving logically from general product category to individual items), using one or more personal lists (containing compilations of frequently-purchased goods which can quickly be reviewed and considered for purchase), or conducting word searches based on brand or product category (which is particularly helpful for coupon redemption or purchasing recipe ingredients). Through the use of these tools, members can place desired items into a "virtual" shopping cart. In addition, members can provide personal shopping instructions on any individual item, such as ripeness of fruit or substitution preferences for out-of-stock items, or send comments or questions to Peapod, the grocery retailer or a specific consumer goods company.

     The Peapod "Smart Shopping" software also contains information and functions which the Company believes improve the quality of the shopping experience. Members can sort items in any product category by a wide variety of variables, such as pricing information, sale items, kosher and nutritional content (e.g., fat, calories, cholesterol and sodium). The Company maintains pricing and merchandising links with its retail partners, which enable prices, sales and promotions to be updated on a real-time basis to reflect accurate information from the member's local fulfillment center. Peapod's user interface easily accommodates a variety of media displays, such as electronic coupons and information modules, which support cost-savings and "smart shopping." The Company believes that its customer interface provides the most functional interactive online shopping service currently available.

     Peapod's typical members are females between the ages of 30 and 54, households with children, dual income households and other busy people. The income levels of Peapod's membership base cover a wide range, with a median income exceeding $60,000 per year. The average Peapod order is $110 which the Company believes is five to six times the in-store average.

     As of December 31, 1997, Peapod offered its online grocery service in eight metropolitan markets, and conducted delivery operations from 52 fulfillment centers covering 6,488,000 households, or approximately 6% of U.S. households. Peapod's service areas encompassed approximately 1,732,000 households in
Chicago, 851,000 households in San Francisco/San Jose, 396,000 households in Columbus, 1,269,000 households in Boston, 938,000 households in Houston, 748,000 households in Dallas, 254,000 households in Austin and 300,000 households in Atlanta. In early 1998 the Company's retail partner in Atlanta sold its Atlanta operations and consequently Peapod is not currently offering its service in Atlanta. See "--Grocery Retailer Alliances."


   Grocery Retailer Alliances

     For the retailer, Peapod provides its online sales channel, which is designed to enable retailers to increase incremental revenues and profits by capturing an increased share of the grocery purchases of existing customers and by attracting new loyal customers. Peapod believes that its members purchase household and other goods from Peapod's retail partners that they historically had purchased elsewhere. The Company believes that retailers are also attracted to Peapod because of the retailer's prospects for generating revenue growth without large investments in real estate. In addition, Peapod's systems and employees provide feedback to retailers on out-of-stock inventory and the quality of perishable items. Moreover, Peapod's interactive marketing capabilities allow the retailer to experiment with creative merchandising and promotions and execute local marketing strategies.

     Peapod strives to be the solution of choice for online shopping and fulfillment services by offering varying levels of service and support depending on the particular grocery retailer's needs. In all cases, Peapod provides its online shopping systems, including the application and the system hosting and network management services necessary to operate the service. The Company also implements its proprietary merchandising link which allows retailers to electronically transmit to Peapod, on a real-time basis, product and pricing changes. Peapod's database of over 50,000 products, including product descriptions and detailed nutritional information, incorporates the retailers' branded or regional products. Retailers also benefit from Peapod's marketing expertise in acquiring online grocery shopping members, and from the extensive services that Peapod provides members such as fulfillment, transaction processing and customer support. Peapod believes that it is able to offer grocery retailers a superior online shopping channel at a total cost that is significantly less than would be required for a retailer attempting to develop and manage its own service.

     Peapod's ability to offer online shopping and delivery services to consumers depends on its product sourcing, fulfillment and marketing arrangements with grocery retail partners. Peapod enters into a contract with a single major supermarket chain in each of its metropolitan markets. Peapod strives to choose retail partners that have a reputation for high-quality and the ability to support aggressive marketing efforts for the service. The Company's current retail partners include three of the five largest national supermarket chains. Its retail partners are: in Chicago, Jewel/Osco (a division of American Stores Company); in San Francisco/San Jose, Safeway, Inc.; in
Columbus, The Kroger Company; in Boston, The Stop & Shop Supermarket Company; and in Houston, Dallas and Austin, Randalls Food & Drug Inc. The Company entered the Atlanta market in 1997 through a relationship with Bruno's, Inc. In early 1998, Bruno's sold its Atlanta stores, ceased operations in Atlanta and filed for protection under federal bankruptcy laws. As a result the Company is not offering its services in the Atlanta market.

     Under its retail agreements, the Company's retail partners generally pay the Company various fixed and transaction-based fees and provide annual marketing support to the Company which is used to advertise and promote the Peapod service. A number of these agreements are terminable prior to expiration by either party with short notice. Jewel/Osco was the Company's original retail partner and served as a test fulfillment center in 1990. Peapod's Chicago market, serviced through the Company's agreement with Jewel/Osco, accounted for approximately two-thirds of the Company's revenues in 1996 and slightly less than one-half of its revenues in 1997.

     Peapod has initiated efforts to license its online shopping systems to international and domestic retailers. For example, in late 1997 the Company signed a five-year agreement with Coles Myer Ltd., a leading Australian retailer, to license to Coles Myer its online grocery shopping, fulfillment and customer support systems, and to provide certain software and business support services. Peapod expects to receive fixed license fees, annual software maintenance fees, and variable license fees based on Coles Myer's order volume.


   Interactive Marketing Services

     For the consumer goods company, Peapod provides a forum for targeted interactive advertising, electronic couponing and extensive product research by linking together members from multiple markets into a national online network and collecting substantial data regarding members' attitudes, purchasing behavior and demographics. In addition, Peapod's growing membership base has an attractive demographic profile which is difficult to reach through other direct-response media channels. Approximately three-quarters of Peapod's members are upper middle class and approximately three-quarters are women.

     Peapod's software is designed to easily accommodate a variety of media and promotional events, and is supported by a database containing extensive information about the shopping behavior and preferences of its members that the Company believes is not readily available from other sources. This has enabled Peapod to pioneer, in partnership with consumer goods companies, innovative interactive marketing services that consist of advertising, promotion and research services. The Company has agreements to provide interactive marketing services to a number of national consumer goods and service companies, including Anheuser-Busch, Incorporated, Bristol-Myers Squibb Company, Frito-Lay, Inc., The Gillette Company (USA) Inc., Helene Curtis, Inc., Kellogg Company, Kraft Foods, Inc., Nestle U.S.A., Inc., Novus Services, Inc. (Discover Card), Ore-Ida Foods, Inc., Ralston Purina Company, The J.M. Smucker Company and Tropicana Products, Inc. Consumer goods companies and other users of interactive marketing services are attracted by the appealing demographic profile of Peapod's membership base and the capabilities of Peapod's integrated database and medium. Peapod offers a medium that can reach this captive audience more directly and that the Company believes will increase in value as Peapod's membership base expands.

     Peapod's database and membership profile, in conjunction with its proprietary targeting engine, enable it to deliver highly-targeted, one-to-one advertising and promotion, such as electronic couponing, as well as conduct cost-effective, high-quality marketing research. "See--Technology." Peapod's systems provide accountability for every marketing event executed on the Peapod system so that exposures, mouse clicks, redemptions and sales are all captured for complete reporting of the impact of a marketing program. The accurate and comprehensive marketing feedback is a valuable tool for consumer goods companies for pre-testing and refining marketing programs for execution in more traditional media.

     The Company can also provide consumer goods companies with improved research and data products. Peapod believes that the nature of its database, which maintains extensive and detailed data tied to individual purchasers, enables it to provide improved research and data products without the high cost of traditional research. Additionally, Peapod's captive audience allows the Company to create and maintain highly-targeted research panels at a cost the Company believes to be substantially lower than the consumer panels of current research firms.

     To date, substantially all of Peapod's interactive marketing sales have been made through sponsorship agreements under which the Company provides a variety of bundled interactive marketing products and services. In 1997, the Company began offering individual interactive marketing services such as banner ads and electronic coupon programs on a shorter-term basis, in a manner more similar to typical advertising and promotion programs.


Technology

     Proprietary Consumer Software. Peapod's consumer software is based upon a three-tiered architecture, which positions Peapod at the forefront of Internet computing. The first tier, the client layer, resides on the member's computer. The client layer utilizes instructions from the application server in order to create the user's interface, run the application, and return input to the Peapod server. The remaining tiers, the application and the database, are centrally maintained and manage all of the logic and data associated with the Peapod application, including members' personalized shopping lists.

     Peapod believes that there are many advantages of its proprietary "thin client" architecture. First, Peapod believes that its overall application performance is strong relative to other consumer network applications with comparable levels of interactivity. A key factor in the performance of a network application is the utilization of the generally narrow bandwidth connection between the consumer's computer and the server, whether via the Internet or direct dial-up. Peapod makes efficient use of this bandwidth by performing certain processing on the member's computer and by exchanging only application-relevant information between a member's computer and the Peapod server.

     Peapod also believes that its three-tiered architecture offers a high degree of scalability. Efficient interaction between the Peapod server and the member's computer and client-side processing of certain application activities reduce the processing requirements of Peapod's servers. In addition, the partitioning of the application and the database enables Peapod to isolate and optimize the differing processing requirements of these layers. As the Peapod membership base grows and the number of simultaneous users increases, Peapod can integrate additional application servers without impacting the rest of the application architecture.

     Peapod's "thin client" architecture also provides Peapod with a great deal of application functionality and flexibility. Because the application logic and data is maintained centrally, Peapod can dynamically change much of the content and appearance of the consumer software without having to modify the client software on the member's computer. The centralized application logic and data also enables Peapod to present interactive marketing events or to customize the appearance of the application among individual members. "See--Proprietary Targeting Engine."

     The next version of the Peapod software, which is being released in early 1998, is based on Microsoft's ActiveX technology and is designed to offer an even greater level of integration with the Internet. For example, Peapod will be able to incorporate Web site content, such as HTML documents or Shockwave animated images, into its consumer interface. An interactive marketing client, for instance, might choose to directly link its Peapod advertising and promotion activity with its other Web presences. Additionally, as new consumer technologies emerge and mature, such as television-based browsers or inexpensive Internet appliances, Peapod can quickly adapt its consumer software to support those platforms.

     Access. The "thin client" portion of the software may be downloaded to the member's computer via the Internet or from a Peapod diskette. Members can then access the Peapod servers via direct dial-up or the Internet. The Peapod client software currently supports both the Microsoft Windows and Macintosh user platforms.

     Proprietary Targeting Engine. One key attribute of the Peapod application is its ability to target various forms of redeemable content, such as advertisements, electronic coupons, online surveys and product samples, to various members based on a range of defined criteria. Peapod has developed the Universal Event Processor, a flexible, high-performance database application, to manage the targeting and redemption of these events. The flexibility of this targeting and redemption capability enables Peapod to offer sophisticated advertising and market research services to its consumer goods and retailer clients. For example, Peapod can target an electronic coupon with varying redemption values to different sets of members with similar purchasing attributes in order to measure the relative effectiveness of the incentives. See "--Peapod Services; Interactive Marketing Services."

     Business Support Applications. Peapod has designed and integrated several business support systems with its shopping application in order to facilitate the administration of the Peapod services. The Peapod fulfillment management applications, installed at each of Peapod's fulfillment centers, enable Peapod field operations managers to access and print member orders according to store layout, manage delivery time availability and update the store-specific product offerings. The Peapod accounting systems provide for the billing, processing and collection functions associated with the transactions on the Peapod service, including an electronic link of the processing of member credit card payments and funds transfer. The member services and technical support systems provide Peapod's telephone representatives with real-time access to member information, including order and online activity information, allowing for responsive service to the various member needs. The next release of the fulfillment management applications is being designed to incorporate hand-held scanning technology to enhance and streamline the order picking and packing functions and electronically integrate the actual member order with the Peapod accounting systems.


Marketing and Promotion

     Consumer Marketing. Peapod has promotional plans focused on radio and newspaper advertising, direct mailings of starter kit diskettes and a variety of other programs. Much of Peapod's advertising is conducted on a cooperative basis with the Company's retail partners, with both parties contributing financial and management resources to member acquisition programs. In building consumer awareness of its service, especially in newer areas, Peapod's advertising focuses on co-branding its service with the name recognition of its retail partners.

     The Company's marketing objectives include, in addition to member acquisition, increases in member usage, grocery order size and member retention. The Company believes that over time the extensive database and one-to-one marketing capabilities of its online system will provide it with opportunities to tailor its services to the unique needs of its members, and thereby improve membership satisfaction.

     Retailer Marketing. The Company seeks to identify, and enter into an agreement with, a high-quality grocery retailer in each of its metropolitan markets. The Company has a separate sales and client service function that focuses on securing relationships with grocery retailers. Senior management, field management personnel and employees in other functional areas are involved in providing ongoing corporate support to its retail partners. Examples of support include, in addition to field operations management, production of periodic out-of-stock reports indicating stocking problems in specific stores, cross-functional planning for new market and fulfillment center openings, and general management of Peapod's relationship with its grocery retail partners.

     Interactive Marketing Services. Peapod's interactive marketing services personnel provide sales and client service support to consumer goods companies and other advertisers. The Company, from time-to-time enters into relationships with advertising agencies and other third parties to sell certain media and promotional products on Peapod's behalf. In addition, the Company has a relationship with The M/A/R/C Group, a national marketing research organization, to develop and market custom and syndicated research applications to bring the value-added benefits of Peapod to consumer goods companies. Peapod also advertises its services in trade publications.


Competition

     The grocery retailing market is extremely competitive. The Company competes with a number of providers of grocery products and services, including traditional grocery retailers, other interactive or Internet-based grocery providers, and providers that fulfill orders obtained via telephone or facsimile. The Company also competes with many other companies that seek to implement advertising, promotions and research programs for consumer goods companies. Many of the Company's competitors are larger and have substantially greater resources than the Company. In addition, the Company believes that this competition will intensify as more grocery retailers, online marketing services and information services companies seek to offer services in competition with the Company.

     Companies operating in the electronic (computer, facsimile or phone) grocery shopping and delivery business compete on several factors, including the ease of use, functionality and reliability of the shopping and ordering system, product selection, price, the reliability and professionalism of delivery operations and other customer services, and general brand awareness. The Company has not experienced significant competition to date from other electronic grocery and delivery services in any of its markets, other than Boston where several warehouse-based delivery services have recently emerged. In competing against such services Peapod emphasizes its user-friendly and functional online shopping system and the brand awareness being generated through its cooperative marketing efforts with its retail partner.

     The Company believes that most large grocery retailers will initiate online shopping and delivery programs over time due to the large potential size of this online sales and distribution channel, as well as the retailers' need to defend their traditional customer base. Additionally, new retailers are likely to emerge with warehouse-based distribution models in an attempt to lead the development of the new channel. Although Peapod would like to form alliance relationships with many of these grocery retailers, and believes that its offerings are superior to those of other existing third party shopping service providers, some retailers may choose to develop and operate their own systems. Alternatively, retailers may seek to align with other parties that can develop online software, manage the technology infrastructure or perform fulfillment services. These relationships may, over time, give rise to new and significant competitors for the Company. Further competitors may arise from large technology companies that, in conjunction with grocery retailers or independently, develop online grocery shopping systems. Because of the large capital investments required in order to develop online grocery shopping and delivery systems and to operate the service, the Company believes that large, well-capitalized retailers or technology companies pose the most significant long-term competitive threat.

     With respect to interactive marketing services, the Company competes with many other companies that seek to sell and execute advertising, promotions and research programs to consumer goods companies. This market is extremely competitive and includes advertising and promotional agencies, companies implementing free-standing inserts ("FSI") coupon programs and in-store promotions, and traditional consumer product research businesses. These companies also cover a variety of media, including print, television or online. Companies in this market compete on the basis of audience size for media exposure, demographics of the audience, effectiveness in generating sales, quality of research data and analysis, cost, and other factors. The online medium is in the early stages of growth as a forum for advertising, promotion and research. The Company believes that this medium, and in particular online grocery shopping services, offer opportunities to impact sales of consumer products to a greater degree than traditional media and promotions, and to perform higher quality and more cost-effective research. See "--Peapod Services; Interactive Marketing Services."


Employees

     As of December 31, 1997, the Company had approximately 285 full-time and 1,135 part-time employees. Substantially all of the part-time employees serve in grocery picking, packing, delivery and member support positions. Of the Company's full-time employees, approximately 160 are in field operations or member support functions, with the remainder in information technology, sales and marketing, and general and administrative functions. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relations with its employees to be good.


Intellectual Property and Other Proprietary Rights

     The Company believes that its success and ability to compete is somewhat dependent upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and other measures to establish and protect its proprietary rights. The Company does not have any patents. The Company has U.S. registrations for the "Peapod" service mark and associated logos and for Peapod's "Smart Shopping for Busy People" slogan. The Company has registered copyrights, or has applied for copyright registration, with respect to certain of its proprietary software, its Web site and certain marketing materials. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued development of its proprietary systems and technology, and brand name recognition are more important to establish and maintain a leadership position and strengthen its brand. As part of its confidentiality procedures, the Company generally enters into agreements with its employees, retail partners and strategic partners and limits access to and distribution of its software, documentation and other proprietary information.


Item 2.  Properties

     The following are the principal properties of the Company:

Location                  Function              Owned/Leased       Usable Space
-------------------       ------------------    -------------      ------------
Skokie, IL                Corporate Office         Leased           37,974
Boston, MA                Regional Office          Leased            1,461
San Francisco, CA         Regional Office          Leased            2,553
Columbus, OH              Regional Office          Leased              878
Solana Beach, CA          Technology Center        Leased            1,000

Item 3.  Legal Proceedings

     The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The  principal  market for  Peapod's  common  stock is The Nasdaq  National
Market ("NASDAQ"). On March 5, 1998, there were approximately 166 holders of record of Peapod common stock. High and low sales prices of Peapod's common stock as reported by NASDAQ for each quarter of 1997 follows:

                                      Price
                                                  ------------------------------
                                                      High              Low
                                                  -------------     ------------

  Calendar Quarter Ended:
         June 30 *.............................     $ 18.500         $ 11.250
         September 30..........................       13.750            7.875
         December 31...........................       14.000            5.000


         The Company has not declared any dividends in 1997. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, limitations on dividend payments pursuant to the terms of debt agreements and such other factors as the Board of Directors may deem relevant.

     *The Company conducted an initial public offering on June 10, 1997 at $16.00 per share.

Item 6.           Selected Financial Data

     The selected statement of operations and balance sheet data set forth below have been derived from the historical financial statements of the Company. The historical financial statements as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997 have been audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report thereon appears elsewhere in this document. The statement of operations and balance sheet data set forth below as of December 31, 1993 and 1994, as well as the balance sheet data as of December 31, 1995, have been derived from the Company's unaudited internal financial statements and reflect all adjustments which management considers necessary for a fair and consistent presentation of the results of operations for those periods. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this document.


                                                   Years Ended December 31,

                                               1993         1994         1995       1996       1997
                                          (dollars in thousands, except share and per share data)

Statement of Operations Data:(1)
Revenues:(2)
     Grocery sales, net of returns....     $  2,893      $  6,745     $ 12,731  $  22,015   $  43,487

     Interactive marketing services...           --            --          163      1,069       2,222

     Member and retailer services.....          812         1,601        3,049      6,088      13,898

     Total revenues...................        3,705         8,346       15,943     29,172      59,607



Groceries sold, net of returns........       (2,893)       (6,745)     (12,731)   (22,015)    (43,487)

Other costs and expenses..............       (2,463)       (5,918)      (9,796)   (17,187)    (31,069)

Operating loss........................       (1,651)       (4,317)      (6,584)   (10,030)    (14,949)

Net loss..............................       (1,676)       (4,347)      (6,592)    (9,566)    (12,979)

Basic and diluted net loss per share(3)    $  (0.38)     $  (0.75)    $  (0.79) $   (0.82)  $   (0.87)

Shares used to compute basic and
   diluted net loss per share(3)......     4,399,342     5,804,055    8,357,585 11,664,956  14,915,734
-----------------------------------------------------------------------------------------------------


                                                      As of December 31,
                                           1993         1994         1995        1996         1997
Operating Data:(1)
Markets(4).......................               2            2            2           4            8
Members(5).......................           3,000        7,900       12,500      33,300       71,500
Orders (for the year ended)......          28,600       70,300      124,100     201,100      396,600
Households in service area(6)....       1,083,400    1,917,000    2,204,200   3,581,000    6,488,000

Balance Sheet Data:(1)
Cash and cash equivalents........       $     644    $   2,254    $   2,466   $  13,039    $  54,079
Working capital..................             175          902          438       7,356       52,350
Total assets.....................           1,556        3,465        4,531      16,528       69,110
Long-term obligations............             205           47          374         340          701
Total stockholders' equity.......             559        1,435        1,413       8,403       54,802


(1) Prior to May 31, 1997, represents the financial and operating information of Peapod LP, the predecessor entity to the Company, and the Company.
(2) Grocery sales, net of returns, represent the actual costs of groceries purchased and charged to members. Interactive marketing services include fees from advertising, promotions and research. Member and retailer services include fees from members and retail partners related to the Company's online services and grocery and delivery operations.
(3) Basic and diluted net loss per share and the shares used in computing basic and diluted net loss per share have been restated to conform with Statement of Financial Accounting Standards No. 128, Earnings Per Share, and Securities and Exchange Commission Staff Accounting Bulletin No. 98, as discussed in Note 2 of the Notes to Financial Statements.
(4) Represents the number of metropolitan markets served.
(5) Represents the number of households and businesses subscribing to the Peapod services.
(6) Represents the number of households in areas that can be served from Peapod's existing fulfillment centers (i.e., the facilities at which member orders are shopped and packed for delivery or pick-up).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements including the notes thereto.

RESULTS OF OPERATIONS

1997 Compared to 1996

         Grocery sales, net of returns. Grocery sales, net of returns, which are the actual costs of groceries purchased by members, increased by 98% from $22,015,000 in 1996 to $43,487,000 in 1997, principally due to an increase in the number of orders. The total number of orders increased from 201,100 in 1996 to 396,600 in 1997. Total membership at December 31, 1996 and 1997 was 33,300 and 71,500, respectively, reflecting an increase of 115%. Increases in the Company's membership base resulted largely from the introduction of the Peapod service in four new markets in 1997: Houston, Atlanta, Dallas and Austin, as well as increased penetration in the Chicago, San Francisco/San Jose, Columbus and Boston markets.

         Interactive marketing services. Revenues from interactive marketing include fees from consumer goods companies for interactive advertising, promotion and research services. Fees from such services increased by 108% from $1,069,000 in 1996 to $2,222,000 in 1997. The increase is primarily due to an increasing number of interactive marketing services clients during the year.

         Member and retailer services. Member and retailer services include subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Fees from such services increased 128% from $6,088,000 in 1996 to $13,898,000 in 1997. This increase is primarily attributable to (i) additional fees paid by new and existing retailers, (ii) higher grocery volumes and order quantities, (iii) the increasing size of the Company's membership base, and (iv) the addition of new markets during the year.

         Groceries sold, net of returns. The Company purchases groceries for its account on behalf of its members. The actual cost of groceries are subsequently charged to members. Groceries sold, net of returns increased from $22,015,000 in 1996 to $43,487,000 in 1997, commensurate with the increase in Grocery sales, net of returns.

         Grocery operations. Grocery operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders, (ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and member support. Grocery operations expenses increased 115% from $8,141,000 in 1996 to $17,496,000 in 1997. The increase is primarily attributable to (i) salaries and overhead  expenses of new fulfillment  centers,
(ii) the direct costs of shopping, packing and delivering member orders relating to the increased volume of orders, (iii) salaries and overhead expenses for member support, (iv) salaries and overhead expenses for four new markets opened in 1997, and (v) new training and recruiting functions created to assist in the rapid opening and support of new markets and new fulfillment centers.

         At  December  31,  1997,   Peapod   fulfilled  member  orders  from  52
fulfillment centers across eight metropolitan markets, compared to 27 fulfillment centers across four metropolitan markets at December 31, 1996. Four new metropolitan markets and 25 fulfillment centers were added during 1997 compared to two new metropolitan markets and 14 fulfillment centers added during 1996. In January 1998, the Company's retailer partner in Atlanta ceased operations and consequently Peapod is not offering its service in Atlanta. See "Business, Peapod Services, Grocery Retailer Alliances."

         General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, increased 41% from $2,920,000 in 1996 to $4,129,000 in 1997. The increase resulted primarily from occupancy expenses related to the centralization of field support functions, the relocation of the Company's headquarters, and an increase in staffing levels to support the Company's growth.

         Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to interactive marketing services. Marketing and selling expenses increased by 64% from $3,984,000 in 1996 to $6,514,000 in 1997. The increase is principally due to additional marketing staff to support the growth in interactive marketing services and other marketing initiatives, along with more aggressive member acquisition programs during the year.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 14% from $1,492,000 in 1996 to $1,696,000 in 1997. In 1996, Peapod began work on Version 5.0 of its end-user software, which it expects to release in early 1998. During 1997, the Company capitalized $849,000 of these development costs while $148,000 of these development costs were capitalized during 1996.

         Depreciation and amortization. Depreciation and amortization increased 90% from $651,000 in 1996 to $1,234,000 in 1997. This increase is the result of equipment added to support new members, new fulfillment centers and new employees, and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Other income (expense) includes interest paid on subordinated debentures and capital leases and interest earned on cash balances. Interest expense increased from $72,000 in 1996 to $83,000 in 1997. Interest income increased from $537,000 in 1996 to $2,053,000 in 1997, resulting from the investment of proceeds from the Company's initial public offering in June 1997.


1996 Compared to 1995

         Grocery sales, net of returns. Grocery sales, net of returns increased 73% from $12,731,000 in 1995 to $22,015,000 in 1996. This increase was principally due to a 62% increase in the number of orders and a 7% increase in the size of the average grocery order. The total number of orders increased from 124,100 in 1995 to 201,100 in 1996. Total membership at December 31, 1995 and 1996 was 12,500 and 33,300, respectively. Increases in the Company's membership base resulted largely from increased penetration and geographic coverage in Chicago and San Francisco/San Jose and the introduction of the Peapod service in two new markets, Columbus and Boston.

         Interactive marketing services. Revenues from interactive marketing services, which the Company commenced providing in late 1995, increased from $163,000 in 1995 to $1,069,000 in 1996.

         Member and retailer services. Revenues from member and retailer services increased 100% from $3,049,000 in 1995 to $6,088,000 in 1996. This increase was primarily due to (i) higher grocery  volumes and order  quantities,
(ii) higher contractual fees paid by retail partners, including those related to the introduction of the Peapod service in Columbus and Boston, and (iii) the increasing size of the Company's membership base.

         Groceries sold, net of returns. Groceries sold, net of returns increased from $12,731,000 in 1995 to $22,015,000 in 1996, commensurate with the increase in grocery sales, net of returns.

         Grocery operations. Grocery operations expenses increased 58% from $5,168,000 in 1995 to $8,141,000 in 1996, largely from the increase in the number of orders and the increased number of fulfillment centers.

         At December 31, 1996, Peapod fulfilled member orders from 27 fulfillment centers compared to 14 such centers at the end of 1995. In 1996, ten fulfillment centers were added in two new markets, Columbus and Boston, and three additional centers were added in Peapod's existing markets, Chicago and San Francisco/San Jose.

         General and administrative. General and administrative expenses increased 66% from $1,762,000 in 1995 to $2,920,000 in 1996. This increase reflected (i) the hiring of additional administrative personnel to support member, fulfillment center and market growth, (ii) the hiring of personnel in the fourth quarter of 1996 to oversee product introductions, and (iii) a one-time severance charge of $400,000 in the third quarter of 1996.

         Marketing and selling. Marketing and selling expenses increased by 160% from $1,533,000 in 1995 to $3,984,000 in 1996. The increase in marketing and selling expenses was attributable to (i) broad-based member acquisition marketing programs that were initiated in September 1995, (ii) increased marketing spending in the third and fourth quarters to support two new market openings and expanded geographic coverage in the Chicago and San Francisco/San Jose markets, and (iii) increased staff to support the increase in interactive marketing services.

         System development and maintenance. System development and maintenance expenses increased 55% from $964,000 in 1995 to $1,492,000 in 1996. This increase resulted primarily from higher staffing and associated expenses required to support the Company's growth. In 1996, Peapod began work on Version
5.0 of its end-user software. In 1996, the Company capitalized $148,000 of these development expenses.

         Depreciation and amortization. Depreciation and amortization increased 76% from $370,000 in 1995 to $651,000 in 1996. This increase resulted from computer and other equipment added to support the Company's growth.

         Other income (expense). Interest expense increased from $68,000 in 1995 to $72,000 in 1996. This increase in expense was more than offset by an increase in interest income resulting from the investment of proceeds from the issuance of equity in 1996. Interest income increased from $61,000 in 1995 to $537,000 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities increased from $4,503,000 in 1996 to $6,277,000 in 1997. The increase in cash used in operating activities was primarily attributable to increased net losses and increases in receivables, partially offset by increases in accounts payable. As of December 31, 1997, the Company had $54,079,000 in cash and cash equivalents, and $8,798,000 in short-term investments. In 1997, the Company sold equity which generated aggregate net proceeds of $58,846,000, including $58,120,000 of net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company intends to use the net proceeds from the IPO primarily for expansion into new geographic markets and further penetration in existing markets. The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

         The Company anticipates that existing cash and short-term investments will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

         The Company believes that inflation has not had a material effect on its operations.


YEAR 2000 DISCLOSURE

         The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's software systems and applications are currently Year 2000 compliant. Certain operating systems of third party vendors on which certain Company software resides are not yet Year 2000 compliant. However, these vendors have indicated to the Company that Year 2000 compliant upgrades are available and the Company intends to install these upgrades by the end of 1998. With respect to its grocery retail partners, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company will establish alternative procedures for obtaining relevant retailer information at a minimal cost to the Company.


RECENTLY ISSUED ACCOUNTING STANDARDS

         On  October  27,  1997  the  American  Institute  of  Certified  Public
Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP No. 91-1, Software Revenue Recognition. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this SOP on its fiscal 1998 financial statements.

Item 8.           Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report............................................      21

Balance Sheets as of December 31, 1996 and 1997.........................      22

Statements of Operations for the years ended December 31, 1995, 1996
                                              and 1997..................      23

Statements of Stockholders' Equity for the years ended December 31, 1995,
                                                   1996 and 1997........      24

Statements of Cash Flows for the years ended December 31, 1995,
                                         1996 and 1997..................      25

Notes to Financial Statements...........................................      26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Peapod, Inc.:

     We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peapod, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Chicago, Illinois
February 4, 1998


                                  PEAPOD, INC.

                                 BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                                 December 31,
                                                                        ----------------------------------
                                                                            1996              1997
                                                                        ---------------- -----------------
                                 Assets
Current assets:
     Cash and cash equivalents.......................................... $13,038,680       $54,079,002
     Marketable securities..............................................         --          8,797,507
     Receivables, net of bad debt allowance of $41,608 and $351,647 as
       of December 31, 1996 and 1997, respectively......................     535,091         1,194,830
     Prepaid expenses...................................................     449,267           444,333
     Other current assets...............................................     189,402           228,482
                                                                        ---------------- -----------------
          Total current assets..........................................  14,212,440        64,744,154
Property and equipment:
     Computer equipment and software....................................   2,492,507         4,498,975
     Service equipment and other........................................     764,418         1,053,333
                                                                        ---------------- -----------------
Property and equipment, at cost.........................................   3,256,925         5,552,308
     Accumulated depreciation...........................................  (1,247,238)       (2,301,133)
                                                                        ---------------- -----------------
Net property and equipment..............................................   2,009,687         3,251,175
Capitalized software development costs..................................     148,454           997,547
Goodwill, net of accumulated amortization of $134,864 and $173,821
   as of December 31, 1996 and 1997, respectively.......................     155,830           116,873
Other assets ...........................................................       1,947               --
                                                                        ---------------- -----------------
          Total assets.................................................. $16,528,358       $69,109,749
                                                                        ================ =================
                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable................................................... $ 3,370,423       $ 7,514,561
     Accrued compensation...............................................   1,078,705         1,257,998
     Other accrued liabilities..........................................     875,396           925,961
     Current deferred service fees......................................   1,199,827         1,968,742
     Current obligations under capital lease............................     332,490           726,939
                                                                        ---------------- -----------------
          Total current liabilities.....................................   6,856,841        12,394,201
Deferred service fees...................................................     929,445         1,212,467
Obligations under capital lease, less current obligations...............     339,529           700,990
                                                                        ---------------- -----------------
          Total liabilities.............................................   8,125,815        14,307,658
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................         --                --
     Common stock, $.01 par value, 50,000,000 shares authorized,
          12,526,812 and 16,852,557 shares issued and outstanding at
          December 31, 1996 and 1997, respectively......................     125,268           168,526
     Additional paid-in capital.........................................   8,278,275        63,148,021
     Accumulated deficit................................................      (1,000)       (8,495,456)
     Treasury stock, 2,000 shares at December 31, 1997..................         --            (19,000)
                                                                        ---------------- -----------------
          Total stockholders' equity....................................   8,402,543        54,802,091
                                                                        ================ =================
          Total liabilities and stockholders' equity.................... $16,528,358       $69,109,749
                                                                        ================ =================

       See accompanying  notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF OPERATIONS

                                    Years ended December 31, 1995, 1996 and 1997

                            Years ended December 31,

                                           ---------------------------------------------------------------
                                           ---------------        ----------------        ----------------
                                                1995                   1996                    1997
                                           ---------------        ----------------        ----------------
Revenues:
     Grocery sales, net of returns........   $12,730,673             $22,015,468            $ 43,487,348
     Interactive marketing services.......       162,699               1,069,335               2,221,829
     Member and retailer services.........     3,049,279               6,087,742              13,897,557
                                           ---------------        ----------------        ----------------
          Total revenues..................    15,942,651              29,172,545              59,606,734
Costs and expenses:
     Groceries sold, net of returns.......    12,730,673              22,015,468              43,487,348
     Grocery operations...................     5,167,847               8,141,184              17,496,047
     General and administrative...........     1,761,590               2,919,876               4,128,529
     Marketing and selling................     1,532,983               3,984,166               6,513,703
     System development and
        maintenance.......................       964,496               1,492,126               1,696,287
     Depreciation and amortization........       369,527                 650,954               1,233,768
                                           ---------------        ----------------        ----------------
          Total costs and expenses........    22,527,116              39,203,774              74,555,682
                                           ---------------        ----------------        ----------------
Operating loss.............................   (6,584,465)            (10,031,229)            (14,948,948)
Other income (expense):
     Interest expense.....................       (68,472)                (72,388)                (83,255)
     Interest income......................        61,016                 537,110               2,052,578
                                           ===============        ================        ================
Net loss..................................   $(6,591,921)            $(9,566,507)           $(12,979,625)
                                           ===============        ================        ================

Net loss per share:
     Basic................................   $     (0.79)            $     (0.82)           $      (0.87)
     Diluted..............................   $     (0.79)            $     (0.82)           $      (0.87)

Shares used to compute net loss per share:
     Basic................................     8,357,585              11,664,956              14,915,734
     Diluted..............................     8,357,585              11,664,956              14,915,734

                     See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1996 and 1997

                                                        Common Stock        Treasury Stock
                                                   ----------------------  -----------------
                                                                                             Additional   Accumulated
                                                      Shares       Amount   Shares   Amount   Paid-in       Deficit      Total
                                                                                              Capital
                                                   ------------  --------  -------  -------- -----------  ------------  ------------
Balance at January 1, 1995........................    7,548,302  $ 75,483      --   $    --  $ 1,359,766  $        --   $ 1,435,249

Issuance of stock, net of offering costs..........    2,007,722    20,077      --        --    6,433,964           --     6,454,041
Repurchase and cancellation of stock..............      (13,453)     (134)     --        --      (43,588)          --       (43,722)
Issuance of stock upon exercise of warrants.......        1,250        12      --        --        2,776           --         2,788
Issuance of options for services rendered.........           --        --      --        --       99,658           --        99,658
Issuance of stock for services rendered...........       20,550       206      --        --       56,261           --        56,467
Net loss..........................................           --        --      --        --   (6,591,921)          --    (6,591,921)
                                                   ------------  --------  -------  -------- -----------  ------------  ------------
Balance at December 31, 1995......................    9,564,371    95,644      --        --    1,316,916           --     1,412,560
Issuance of stock, net of offering costs..........    2,876,000    28,760      --        --   16,202,988           --    16,231,748
Issuance of stock for services rendered...........          100         1      --        --          999           --         1,000
Issuance of stock for services rendered and at a         86,341       863      --        --      322,879           --       323,742
   discount.......................................
Net loss..........................................           --        --      --        --   (9,565,507)      (1,000)   (9,566,507)
                                                   ------------  --------  -------  -------- -----------  ------------  ------------
Balance at December 31, 1996......................   12,526,812   125,268      --        --    8,278,275       (1,000)    8,402,543
Issuance of stock prior to May 31, 1997 for
   services rendered at a discount................       89,080       891      --        --      577,377           --       578,268
Issuance of stock for services rendered...........       15,000       150      --        --      104,850           --       105,000
Issuance of stock  upon exercise of warrants......        8,125        81      --        --       18,038           --        18,119
Issuance of stock  upon exercise of options.......      213,540     2,136      --        --      574,610           --       576,746
Treasury stock....................................        --           --  (2,000)  (19,000)          --           --       (19,000)
Initial public offering of stock, net of offering     4,000,000    40,000      --        --   58,080,040           --    58,120,040
   costs............................................
Net loss - from January 1, 1997 through May 31, 1997      --           --      --        --   (4,485,169)          --    (4,485,169)
Net loss - subsequent to May 31, 1997...............      --           --      --        --           --   (8,494,456)   (8,494,456)
                                                     ==========  ========  =======  ======== ===========  ============  ============
Balance at December 31, 1997 ....................... 16,852,557  $168,526  (2,000) $(19,000) $63,148,021  $(8,495,456)  $54,802,091
                                                     ==========  ========  =======  ======== ===========  ============  ============

             See accompanying notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1996 and 1997


                            Years ended December 31,
                                                     ------------------------------------------------
                                                          1995             1996             1997
                                                     --------------    -------------    -------------
Cash flows from operating activities:
    Net loss.........................................  $(6,591,921)     $(9,566,507)    $(12,979,625)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization................      369,527          650,954        1,233,768
        Stock and options issued for services rendered     156,125          147,151          533,295
        Write-off of patent application costs........       18,653               --               --
        Loss on disposition of fixed assets..........        3,084            2,359          204,007
        Changes in operating assets and liabilities:
            (Increase) decrease in receivables, net..      (76,444)        (349,014)        (659,739)
            (Increase) decrease in prepaid expenses..      (78,045)        (309,546)           4,934
            (Increase) decrease in other current assets   (147,316)          54,754          (39,080)
            Increase (decrease) in accounts payable..      494,055        1,709,880        4,144,138
            Increase (decrease) in accrued compensation    184,526          731,556          179,293
            Increase (decrease) in other accrued           172,059          483,053           50,565
              liabilities
            Increase (decrease) in deferred service fees    24,168        1,942,604        1,051,937
                                                        -----------    -------------     -----------
              Net cash used in operating activities     (5,471,529)      (4,502,756)      (6,276,507)
Cash flows from investing activities:
    Property and equipment purchased.................     (629,833)        (823,662)      (1,515,340)
    Capitalized software development costs...........           --         (148,454)        (849,093)
    Net purchase of short-term investments..........            --               --       (8,797,507)
    Proceeds from sale of property and equipment.....          700               --           21,178
                                                        -----------    -------------    -------------
             Net cash used in investing activities        (629,133)        (972,116)     (11,140,762)
Cash flows from financing activities:
    Proceeds from issuance of stock, net of offering     6,454,041       16,409,339       58,270,013
       costs
    Proceeds from issuance of stock upon exercise of         2,788               --           18,119
       warrants
    Proceeds from issuance of stock upon exercise of            --               --          557,746
       options
    Repurchase of and cancellation of stock..........      (43,722)              --               --
    Repayment of subordinated debentures.............           --         (125,000)              --
    Proceeds from issuance of notes payable..........    1,025,000               --               --
    Payments on notes payable........................   (1,025,000)              --               --
    Payments on capital lease obligations............     (100,255)        (236,978)        (388,287)
                                                        -----------    -------------    -------------
              Net cash provided by financing activities  6,312,852       16,047,361       58,457,591
                                                        -----------    -------------    -------------
Net increase in cash.................................      212,190       10,572,489       41,040,322
Cash and cash equivalents at beginning of period.....    2,254,001        2,466,191       13,038,680
                                                        ===========    =============    =============
Cash and cash equivalents at end of period...........  $ 2,466,191     $ 13,038,680      $54,079,002
                                                        ===========    =============    =============

Supplemental disclosure of cash flows
   information--interest paid                          $    67,506     $     71,571      $    67,054
Supplemental disclosures of noncash investing and
   financing activity:...............................
     Equipment on capital leases.....................      314,655          502,172        1,144,197
     Options exercised by sale of stock to the Company          --               --           19,000
                                                        ===========    =============     ============

                     See accompanying notes to financial statements.

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1) Description of the Company and Basis of Presentation

     Peapod, Inc. ("the Company") is a Delaware corporation and was incorporated on December 5, 1996, and is the successor to a business originally founded in 1989 as a Delaware corporation and operated since 1992 through an Illinois limited partnership ("Peapod LP").

     In a conversion (the "Conversion") that was effected on May 31, 1997 (i) all of the equity interests in Peapod LP were transferred to the Company in exchange for 12,656,417 shares of Common Stock, (ii) Peapod LP was dissolved,
(iii) all of the assets and liabilities of Peapod LP were transferred to the Company, and (iv) outstanding options and warrants for equity interests in Peapod LP were exchanged for warrants and options for shares of Common Stock. The transfer of the assets and liabilities of Peapod LP to the Company have been recorded by the Company at the historical carrying values of Peapod LP. The financial statements are presented as if the Company were in existence throughout all periods. Net losses incurred by Peapod LP through May 31, 1997 have been reflected in additional paid-in capital since such losses were allocated to the partners of Peapod LP (and do not represent a component of the Company's accumulated deficit).

     On June 10, 1997, the Company completed its initial public offering and issued 4,000,000 shares of common stock, resulting in net proceeds (after deducting offering costs) of $58,120,040.

     The Company is an interactive online grocery shopping and delivery service, which as of December 31, 1997 operated in the Chicago, Illinois; San Francisco/San Jose, California; Columbus, Ohio; Boston, Massachusetts; Atlanta, Georgia; and Dallas, Houston and Austin, Texas metropolitan markets.


(2) Summary of Significant Accounting Policies

   Revenue Recognition

     Grocery sales are recognized when the grocery order is delivered to the customer. Interactive marketing services are recognized over the life of the contract as services are provided. Member and retailer services consist of grocery retailer fees and fees from consumers. Grocery retailer fees include contractual fees and performance-based fees. Contractual fees are recognized on a straight-line basis over the life of the contract and performance-based fees are recognized when the performance criteria are met. Fees from consumers are recognized as services are provided.


   Member Acquisition Costs

     Member acquisition costs are expensed as incurred.


   Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid investments with original maturities of less than three months.

                                  PEAPOD, INC.

   Property and Equipment

     Property  and  equipment  is  recorded  at  cost  and   depreciated   on  a
straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

   Capitalized Software Development Costs

     Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, which requires capitalization of certain costs incurred subsequent to the determination of technological feasibility. The Company has determined that technological feasibility occurs in its product development cycle when a working model exists. Capitalization ceases and product amortization commences upon the general release of the product. Amortization is computed on a product-by-product basis, using the lesser of the product's estimated useful life or a period based on anticipated revenues. The Company capitalized $148,454 and $849,093 in development costs in 1996 and 1997, respectively. There was no amortization in 1995, 1996 and 1997.

   Goodwill

     Goodwill is being amortized on a straight-line basis over its estimated useful life of eight years.

   Income Taxes

     Effective with the Conversion, the Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to the Conversion, Peapod LP operated in the form of a partnership and was not subject to taxation directly as its net losses were allocated to and included in the income tax returns of its partners.

   Stock Option Plans

     Prior to January 1, 1996, the Company accounted for its option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the fair market value of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all equity-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and apply the pro forma disclosure provisions of SFAS No. 123.

                                  PEAPOD, INC.

   Financial Instruments

     The fair values of the Company's financial instruments do not materially vary from the carrying values of such instruments.

   Long-Lived Assets

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount be evaluated. Impairment is measured by comparing the carrying value to the estimated net future cash flows expected to result from the use of the assets and their eventual disposition. The Company has determined that as of December 31, 1997, there has been no impairment in the carrying values of long-lived assets.

   Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.

   Quarterly Results

     The accompanying unaudited quarterly results (see Note 12) reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.

   Earnings per Share

     The Company applies SFAS No. 128, Earnings Per Share, and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98") in computing earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock options and warrants (using the treasury stock method). Prior periods' net loss per share has been restated to conform to the requirements of SFAS No. 128 and SAB 98.


(3) Reliance on Certain Relationships

     The business of the Company is dependent upon contracts with a grocery retailer in each metropolitan market where the Company is doing business. The continuation and the favorable renegotiation of each of its existing contracts with grocery retailers and the negotiation of acceptable contracts with retailers in new markets are material to the Company's operations. A number of these agreements are terminable prior to expiration by either party with short notice.

                                  PEAPOD, INC.

     The  Company's   Chicago  market,   serviced   through  an  agreement  with
Jewel/Osco, accounted for approximately 66%, 67%, and 44% of the Company's revenues for the years ended 1995, 1996 and 1997, respectively.

     The Company entered the Atlanta market in fiscal year 1997 through a relationship with Bruno's, Inc. In early 1998, Bruno's Atlanta stores were sold and certain operations ceased. As a result, the Company ceased offering its services in the Atlanta market and is currently evaluating other opportunities with respect to that market.


(4) Marketable Securities

     During 1997, the Company began investing in securities with an initial maturity of greater than three months. At December 31, 1997, the Company's marketable securities, at cost, consisted of:

       Securities held to maturity:
            Commercial paper................................      $  7,604,135

       Securities available for sale:
            Commercial paper................................           786,950
            Corporate debt securities.......................           406,422

                                                              ==================
       Total marketable securities..........................      $  8,797,507
                                                              ==================

     All securities mature during 1998. No unrealized holding gain or loss has been recorded as of December 31, 1997 as the difference between the cost and fair value of the securities is immaterial.

     The fair value of marketable securities is based on the quoted market price of each individual security on December 31, 1997.


(5) Commitments and Contingencies

   Capital Leases

     Peapod, Inc. has capitalized certain computer equipment and furniture acquired through capital leases. The future minimum lease payments as of December 31, 1997 are as follows:

                    1998 ......................................  $    851,433
                    1999.......................................       541,316
                    2000.......................................       198,346
                    2001.......................................        20,946
                                                               ---------------
                                                                    1,612,041
                    Less amount representing interest..........       184,112
                                                               ---------------
                                                                    1,427,929
                    Less current obligations...................       726,939
                                                               ===============
                                                                 $    700,990
                                                               ===============

                                  PEAPOD, INC.

     Costs and related accumulated amortization for equipment under capital leases totaled $999,065 and $298,424, respectively, as of December 31, 1996; and $2,143,262 and $839,935, respectively, as of December 31, 1997. Amortization expense totaled $94,217, $184,490 and $541,511 for the years ended December 31, 1995, 1996 and 1997, respectively.

   Operating Leases

     The Company leases its office facilities under non-cancelable operating leases. Rent expense on operating leases totaled $155,730, $237,797 and $461,799 for the years ended December 31, 1995, 1996 and 1997, respectively. Total future minimum lease payments under operating leases as of December 31, 1997 are as follows:


                    1998............................   $       703,073

                    1999............................           751,111

                    2000............................           706,339

                    2001............................           691,632

                    2002 and beyond.................         2,182,862
                                                     ====================
                                                       $     5,035,017

                                                     ====================

     The Company maintains an unsecured letter of credit in support of the minimum future lease payments under a lease for office space amounting to $1,350,000 as of December 31, 1997, declining annually during the lease term. The letter of credit expires on November 21, 1998; however, it is expected to be renewed annually over the life of the lease.

   Contingencies

     The Company is involved in lawsuits and claims which arise in the ordinary course of business. There are no such matters pending that the Company believes to be material in relation to its business, financial condition, or results of operations.


(6) Partnership Agreement

     Peapod LP, in accordance with the partnership agreement, was required to pay a management fee to the general partner. For the years ended December 31, 1995, 1996 and 1997, the amount charged to general and administrative expenses totaled $150,000, $175,000 and $72,917 respectively. The partnership agreement was terminated upon the Conversion.


(7)   Peapod LP Equity Programs

     The Company had a program where certain executives and advisors were able to receive stock in lieu of compensation. The program allowed these executives and advisors to receive stock at 85% of the estimated fair market value. Expense was recognized based on the estimated fair market value of the stock at the date of issuance. This program was terminated in 1997 prior to the Conversion.

                                  PEAPOD, INC.

     The Company also had a director purchase plan whereby each director of the Company was eligible to purchase stock at 85% of the estimated fair market value, up to $50,000 annually. Expense was recognized based on the discount from estimated fair market value of the stock at the date of issuance. This program was terminated in 1997 prior to the Conversion.

     During the year ended December 31, 1995, 20,550 shares were issued and $38,538 of expense was reflected in the financial statements. In addition, 70,656 shares were issued on January 1, 1996 for compensation of 1995 services and under the director purchase plan. Expense of $102,038 was reflected in the financial statements for the year ended December 31, 1995.

     During the year ended December 31, 1996, 86,341 shares were issued and $44,115 of expense was reflected in the financial statements. In addition, 45,292 shares were issued on January 1, 1997 for compensation of 1996 services and under the director purchase plan. Expense of $221,757 was reflected in the financial statements for the year ended December 31, 1996.

     During the first quarter of 1997, and prior to the Conversion, 89,080 shares were issued and $428,295 of expense was reflected in the financial statements.


(8)   Options for Stock

     Peapod, Inc. has an option plan providing for the issuance of options to eligible employees, directors, advisors and consultants. This plan permits the Company to issue options on terms that the Company determines appropriate, subject to a maximum term of 10 years. Such terms include exercise price, number of shares, vesting dates and other terms. Peapod LP had two option plans which were terminated upon the Conversion. All outstanding options issued by Peapod LP were exchanged for options for stock of the Company on terms substantially the same as in the original option grants.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's option plans been determined consistent with SFAS No. 123, the net loss would have been increased to the pro forma amounts indicated below:

                                            1995           1996           1997

    Net loss
        As reported...............      $(6,591,921) $(9,566,507)  $(12,979,625)
        Pro forma.................       (6,750,362)  (9,828,192)  $(15,836,804)
    Net loss per share
        As reported--basic and diluted. $     (0.79) $     (0.82)  $      (0.87)

             Pro forma--basic and diluted...  (0.81)       (0.84)         (1.06)

     Under the option plans, the exercise price of each option equals the estimated fair market value of the stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1995, 1996 and 1997, respectively: no expected dividend yield; expected volatility of 20, 20 and 50 percent; risk free interest rates of 6.4%, 6.5% and 6.5%, and expected lives of seven years.

                                  PEAPOD, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


Another plan provided for the issuance of options to eligible employees, advisors and consultants in lieu of compensation. This plan was terminated effective December 31, 1995. During the year ended December 31, 1995, expense was recorded of $99,658.

     Additional information on stock options is as follows:

                                                   1995                  1996                     1997
                                          --------------------    --------------------    --------------------

                                                      Weighted               Weighted                Weighted
                                                      average                average                 average
                                                      exercise               exercise                exercise
                                                      price       Options    price       Options     price
                                           Options
   Outstanding at beginning of year......   861,849   $   1.63   1,448,446   $   2.20    1,630,946   $   2.77
   Granted...............................   590,097       3.03     285,000       6.00    1,179,200      13.70
   Forfeited.............................    (3,500)      2.36    (102,500)      3.78      (46,650)     12.65
   Exercised.............................        --                     --                (213,540)      2.70
   Outstanding at end of year............ 1,448,446   $   2.20   1,630,946   $   2.77    2,549,956   $   7.65
   Options exercisable at year end.......   858,336   $   1.79   1,116,172   $   2.11    1,126,138   $   2.45

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                  Weighted
                                  average        Weighted                    Weighted
                                  remaining      average                     average
  Range of         Options        contractual    exercise      Options       exercise
  exercise         outstanding      life         price         exercisable   price
  prices
--------------     -----------   ------------    ----------    -----------   ----------

$  1.33-- 2.00       762,344      5.20 years     $   1.61          751,677   $   1.60
   2.23-- 3.25       390,662      6.43               2.87          228,538       2.77
   6.00-- 9.50       552,000      7.02               6.85          145,923       6.35
  11.38--17.60       844,950      7.12              15.82              --          --
                   -----------                                 -----------
                   2,549,956      6.42 years     $   7.65        1,126,138   $   2.45
                   ===========   =============   ==========    ============  ===========



(9)   Warrants

     Contractually, all warrants issued by Peapod LP were converted into warrants for shares of the Company on a one for one basis. Company stock warrant activity for the years ended December 31, 1995, 1996 and 1997 is summarized below:

                                  PEAPOD, INC.

                                                                  Weighted
                                                                  average
                                                                  exercise      Exercise
                                                     Warrants      price         price
                                                    ------------  ---------   -------------

        Outstanding on January 1, 1995...........       54,376     $  1.92      $1.33--2.25
        Granted                                         11,500        3.25       3.25
        Exercised................................       (1,250)       2.23       2.23
                                                    ------------
        Outstanding on December 31, 1995.........       64,626        2.15       1.33--3.25
        Granted                                          3,215        7.00       7.00
                                                    ------------
        Outstanding on December 31, 1996.........       67,841        2.38       1.33--7.00
        Exercised................................       (8,125)       2.23       2.23
                                                    ============
        Outstanding and exercisable on
         December 31, 1997.......................       59,716     $  2.40      $1.33--7.00
                                                    ============  =========



(10)      Income Taxes

     No provision for income taxes was recorded prior to the Conversion, as such liability was the responsibility of the partners of Peapod LP, rather than of the Company. Upon the Conversion of Peapod LP into Peapod, Inc., the Company recorded an initial net deferred tax asset of $838,898 which was offset in its entirety by a valuation allowance. The remaining change in deferred income taxes for the year ended December 31, 1997 relates to the period subsequent to the Conversion.

     There is no provision for income taxes for the year ended December 31, 1997 due to the Company's loss before income taxes.

               Deferred tax assets:
                    Bad debts................................    $   140,659
                    Compensation accruals....................        229,021
                    Deferred revenues........................        786,541
                    Other accrued liabilities................        134,837
                    Net operating loss.......................      3,397,526
                                                               ---------------
                         Gross deferred tax assets...........      4,688,584
                         Less valuation allowance............     (4,211,531)
                                                               ---------------
                               Net deferred tax assets.......        477,053
                                                               ---------------
               Deferred tax liabilities:
                    Fixed assets.............................        (78,034)
                    Capitalized software.....................       (399,019)
                                                               ---------------
                         Gross deferred tax liabilities             (477,053)
                                                               ===============
               Deferred income taxes.........................  $           --
                                                               ===============

     The provision for income taxes for the year ended December 31, 1997 is based on the loss before income taxes for the period subsequent to the Conversion of $8,494,456. The effective tax rate on this loss differs from the U.S. statutory rate. The following table reconciles the provision for income taxes using the U.S. statutory rate with the provision at the effective rate:

                                  PEAPOD, INC.

          Tax benefit at U.S. Federal income tax rate of 34%... $ (2,888,115) Increase (reduction) in taxes resulting from:
               State income tax benefit, net of Federal effect.        (505,895)
               Tax effect of non-deductible expenses...........          21,377
               Increase in valuation allowance.................       3,372,633
                                                                ----------------
                                                                ================
          Income tax provision................................. $             --
                                                                ================


(11)      Employee Benefit Plans

     Effective September 1, 1995, the Company implemented a 401(k) savings plan ("Savings Plan"). Qualified employees may participate in the Savings Plan by contributing up to 15% of their gross wages. The Company may elect to make matching contributions at the discretion of the Board of Directors of the Company. The Company has made no contributions through December 31, 1997.

     In 1997, the Company implemented an employee stock purchase plan ("Purchase Plan"). The Company's Purchase Plan provides that eligible employees may contribute up to $6,250 of their base earnings per quarter towards the quarterly purchase of the Company's Common Stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. During 1997, no compensation expense was recorded in connection with the Purchase Plan. The total number of shares issuable under the Purchase Plan is 150,000. In January 1998, 4,246 shares were issued related to 1997 purchases at a price per share to the employee of $5.525.

                                  PEAPOD, INC.

(12)      Quarterly Results (Unaudited)

                                                                        1997
                                                   (in thousands, except share and per share data)
                                           ----------------------------------------------------------------
                                            1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
                                           --------------   --------------  --------------   --------------
Revenues:
     Grocery sales, net of returns.........  $    9,216       $   10,177      $   10,208       $   13,886
     Interactive marketing services........         425              565             614              618
     Member and retailer services..........       3,063            3,909           3,393            3,533
                                           --------------   --------------  --------------   --------------
          Total revenues...................      12,704           14,651          14,215           18,037
Costs and expenses:
     Groceries sold, net of returns........       9,216           10,177          10,208           13,886
     Grocery operations....................       3,903            4,324           4,105            5,164
     General and administrative............         827            1,663           1,154              485
     Marketing and selling.................       1,237            1,008           1,679            2,590
     System development and maintenance....         376              303             378              639
     Depreciation and amortization.........         212              378             366              278
                                           --------------   --------------  --------------   --------------
          Total costs and expenses.........      15,771           17,853          17,890           23,042
                                           --------------   --------------  --------------   --------------
Operating loss.............................      (3,067)          (3,202)         (3,675)          (5,005)
Other income (expense):
     Interest expense......................         (15)             (30)            (13)             (25)
     Interest income.......................         135              201             874              842
                                           --------------   --------------  --------------   --------------
Net loss...................................  $   (2,947)      $   (3,031)     $   (2,814)       $  (4,188)
                                           --------------   --------------  --------------   --------------

Basic and diluted net loss per share.......  $    (0.23)     $     (0.22)     $    (0.17)       $   (0.25)
                                           ==============   ==============  ==============   ==============

Shares used to compute basic and diluted
net loss per share.........................  12,599,133      13,522,753       16,672,852       16,802,695
                                           ==============   ==============  ==============   ==============


                                  PEAPOD, INC.


                                                                        1996
                                                   (in thousands, except share and per share data)
                                           ----------------------------------------------------------------
                                            1st Quarter     2nd Quarter      3rd Quarter      4th Quarter
                                           --------------  --------------   --------------   --------------
Revenues:
     Grocery sales, net of returns.........  $    4,984      $    5,025       $    4,818       $    7,188
     Interactive marketing services........         194             207              284              384
     Member and retailer services..........       1,156           1,190            1,803            1,939
                                           --------------  --------------   --------------   --------------
          Total revenues...................       6,334           6,422            6,905            9,511
Costs and expenses:
     Groceries sold, net of returns........       4,984           5,025            4,818            7,188
     Grocery operations....................       1,554           1,660            2,038            2,889
     General and administrative............         488             574            1,071              787
     Marketing and selling.................         611             923              809            1,641
     System development and
        maintenance........................         355             334              455              348
     Depreciation and amortization.........         118             150              174              209
                                           --------------  --------------   --------------   --------------
          Total costs and expenses.........       8,110           8,666            9,365           13,062
                                           --------------  --------------   --------------   --------------
Operating loss.............................      (1,776)         (2,244)          (2,460)          (3,551)
Other income (expense):
     Interest expense......................         (19)            (16)             (19)             (18)
     Interest income.......................          18             149              195              175
                                           ==============  ==============   =============----==============
Net loss...................................  $   (1,777)     $   (2,111)      $   (2,284)      $   (3,394)
                                           ==============  ==============   ==============   ==============

Basic and diluted net loss per share.......  $    (0.18)     $    (0.18)      $    (0.18)      $    (0.27)
                                           ==============  ==============   ==============   ==============

Shares used to compute basic and diluted
net loss per share.........................   9,645,170      11,952,148       12,520,830       12,522,841
                                           ==============  ==============   ==============   ==============


Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         This information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1998) is incorporated herein by reference.

(a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed on or before April 30, 1998 in connection with its 1998 Annual Meeting of Stockholders.

(b) Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed on or before April 30, 1998 in connection with its 1998 Annual Meeting of Stockholders.

(c) The following table sets forth certain information concerning each of the Company's executive officers.

     Mr. Andrew B. Parkinson has been the Company's President and Chief Executive Officer and a director since its founding in 1989. Prior to the founding of the Company, Mr. Parkinson held various brand and product management positions with Kraft Foods, Inc. and Procter & Gamble Co. Mr. Parkinson holds a BA in Economics from Wesleyan University.

     Mr. John C. Walden has served as the Company's Chief Operating Officer since 1997. He is responsible for the general development and execution of the Company's operating strategies and plans. He joined the Company in 1996 as Executive Vice President-Finance and Business Development. Prior to joining Peapod, Mr. Walden was Director, Media Ventures for Ameritech Corporation where he effected and managed investments in interactive media companies. Mr. Walden served as a director of Peapod in 1995 as Ameritech Corporation's designee. From 1990 to 1994, he held a variety of executive management positions with Storage Technology Corporation, a computer storage system manufacturer, and a predecessor, XL/Datacomp, Inc., a computer distribution company, including Vice President and General Manager, Vice President-Corporate Development and Strategy, and General Counsel. Mr. Walden holds a Masters in Management from Kellogg Graduate School of Management, Northwestern University; a JD from Illinois Institute of Technology, Chicago-Kent College of Law; and a BS in Finance from the University of Illinois.

     Mr. Thomas L. Parkinson has been the Company's Executive Vice President-Chief Technology Officer and a director since its founding in 1989. He has had primary responsibility for directing consumer product development and technology research and development since the Company's founding and he is the principal architect of Peapod's software. Prior to founding the Company in 1989, Mr. Parkinson held various field sales and sales management positions with Procter & Gamble Co. Mr. Parkinson holds a Masters in Industrial Design from Pratt Institute and a BA in Design from Wesleyan University.

     Mr. Timothy M. Dorgan joined the Company in 1994 in his current role. As Executive Vice President-Interactive Marketing Services, Mr. Dorgan is responsible for the overall development and management of the Company's interactive marketing and research services. Prior to joining Peapod, from 1992 to 1994, Mr. Dorgan served as President of Ketchum Advertising-Chicago, a multi-national advertising agency. From 1987 to 1992, Mr. Dorgan was President and Chief Operating Officer of Noble & Associates, an advertising and marketing services firm specializing in food products. Mr. Dorgan holds a BS in Communications from the University of Illinois.

     Mr. John P. Miller joined the Company in 1997 in his current role. As Senior Vice President-Chief Financial and Administrative Officer, Mr. Miller is responsible for the Company's accounting, finance and human resource functions. Prior to joining Peapod, from 1993 to 1997 he served as Controller for The Interlake Corporation and from 1989 to 1993 he served as Vice President-Finance of the Material Handling Division of the Interlake Corporation. Mr. Miller holds an MBA from the University of Michigan, a BA in Economics from DePauw University, and is a Certified Public Accountant.

     Mr. John A. Furton joined the Company in 1990. Since 1996, he has served in the role of Senior Vice President-Field Support and Retailer Services in which he has responsibility for retailer sales and client services and centralized customer support. Prior to his current position, Mr. Furton was responsible for the Company's fulfillment services as Vice President of Operations. Prior to joining Peapod, from 1986 to 1990, Mr. Furton held various positions in information systems consulting with Kraft Foods, Inc. and Michigan Bell Telephone Company. Mr. Furton holds a BS in Computer Science and Software Engineering from Michigan Technological University.

     Mr. Carl E. Alguire currently serves as Senior Vice President-Fulfillment Operations. He joined the Company in 1994 as Regional Vice President and served in that capacity until 1997. Prior to joining Peapod, Mr. Alguire was Vice President of Expressline/Quicksilver, Inc. where he was responsible for all daily operations of Cleveland's largest rush delivery company. He also founded and ran a $3.5 million general and grocery delivery business, and held the position of grocery store manager for Fisher Foods, Inc. He holds an AS from Ohio State University.


Item 11. Executive Compensation

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1998) is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30,
1998) is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1998) is incorporated herein by reference.

                                     PART IV



Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1)   Financial Statements

         The following financial statements are filed as part of this report:

         Report of Independent Public Accountants.

         Balance Sheets of the Company as of December 31, 1996 and 1997.

         Statements of  Operations  of the Company for the years ended  December
           31, 1995, 1996 and 1997.

         Statements of  Stockholders'  Equity of the Company for the years ended
           December 31, 1995, 1996 and 1997.

         Statements of Cash Flows of the  Company  for the years ended  December
           31, 1995, 1996 and 1997.

         Notes to Financial Statements.

(a)(2)   Financial Statement Schedule

         Report of Independent Public Accountants on Financial Statement
           Schedule. Page 43

         Schedule II -- Valuation and Qualifying Accounts. Page 44

         All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.


(a)(3)   Exhibits

         The following exhibits are filed herewith or are incorporated herein:

              Exhibit
                No.            Description

               2--             Conversion    Agreement    and    Plan   of
                               Reorganization   (incorporated  by  reference  to
                               Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-24341) (the "Registration Statement"))

               3.1-- Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement)

               3.2-- Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Registration Statement)

               4.1-- Stockholders Rights Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement)

               4.2-- Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement)

               10.1-- Lease of the Company's principal offices located in Skokie, Illinois (incorporated by reference to Exhibit 10.1 of the Registration Statement)

              *10.2-- Employment Agreement between the Company and Andrew B. Parkinson, dated June 9, 1997 (incorporated by reference to Exhibit
                               10.4 of the Registration Statement)

              *10.3-- Employment Agreement between the Company and Thomas L. Parkinson, dated June 9, 1997 (incorporated by reference to Exhibit
                               10.5 of the Registration Statement)

              *10.4-- Employment Agreement between the Company and John C. Walden, dated June 9, 1997 (incorporated by reference to Exhibit 10.6 of the Registration Statement)

              *10.5-- Employment Agreement between the Company and Timothy M. Dorgan, dated June 9, 1997 (incorporated by reference to Exhibit 10.7 of the Registration Statement)

              *10.6-- Employment Agreement between the Company and John A. Furton, dated June 9, 1997 (incorporated by reference to Exhibit 10.8 of the Registration Statement)

             *^10.7--          Employment Agreement between the Company and
                               John P. Miller

              *10.8-- Form of Severance Agreement between the Company and each of Andrew B. Parkinson, Thomas L. Parkinson, John C. Walden, Timothy M. Dorgan and John A. Furton, dated June 9, 1997 (incorporated by reference to Exhibit 10.9 of the Registration Statement)

               10.9-- Amended and Restated Investors Agreement, dated April 1, 1997, among the Company and certain investors (incorporated by reference to Exhibit
                               10.10 of the Registration Statement)

               10.10-- Unitholders Agreement among Peapod LP, the General Partners and certain investors, as amended  (incorporated  by  reference  to Exhibit
                               10.11 of the Registration Statement)

               10.11-- Parkinson Registration Rights Agreement among the Company, Andrew B. Parkinson and Thomas L. Parkinson, dated May 30, 1997 (incorporated by reference to Exhibit 10.12 of the Registration Statement)


               10.12-- Tasso H. Coin Registration Rights Agreement between the Company and Tasso H. Coin, dated May 31, 1997 (incorporated by reference to Exhibit
                               10.13 of the Registration Statement)

              *10.13-- 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 of the Registration Statement on Form S-8 dated September 11, 1997)

              *10.14-- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 of the Registration Statement on Form S-8 dated September 11, 1997)

              *10.15-- Form of Indemnification Agreement between the Company and each of its directors and executive officers, dated June 9, 1997 (incorporated by reference to Exhibit 10.16 of the Registration Statement)

               ^23--           Independent Auditors' Consent

               ^24--           Powers of Attorney (included on signature page)

               ^27--           Financial Data Schedule

               ^  Filed herewith
               *  Represents management contract or compensatory plan

(b)      Reports on Form 8-K

         The Registrant did not file any Current Reports on Form 8-K during the year ended December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Peapod, Inc.:

     We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

Chicago, Illinois
February 4, 1998



                                  PEAPOD, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


         Represents bad debt allowance and the related bad debt expense.


                Column A                   Column B         Column C        Column D         Column E
  -------------------------------------  --------------  ---------------  --------------  ---------------
                                          Balance at       Charged to
                                         beginning of      costs and                        Balance at
              Description                    Year           expenses       Deductions      end of year
  -------------------------------------  --------------  ---------------  --------------  ---------------
      Year ended December 31, 1995          $  35,200        $  28,088       $ (36,023)       $  27,265

      Year ended December 31, 1996             27,265           23,626          (9,283)          41,608

      Year ended December 31, 1997             41,608          481,342        (171,303)         351,647


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEAPOD, INC.



March 10, 1998
                                                   Andrew B. Parkinson
                                                   Chairman, President and Chief
                                                   Executive Officer

         We the undersigned officers and directors of Peapod, Inc., hereby severally constitute and appoint Andrew B. Parkinson and John C. Walden, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Peapod, Inc. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Signature                         Title
---------------------------------- ----------------------------

                                                               |
                                  Chairman, President, Chief   |
/s/ Andrew B. Parkinson             Executive Officer and      |
----------------------------------         Director            |
Andrew B. Parkinson                                            |
                                                               |
                                                               |
                                  Executive Vice President --  |
/s/ Thomas L. Parkinson           Chief Technology Officer,    |
----------------------------------    and Director             |
Thomas L. Parkinson                                            |
                                                               |
                                                               |
                                  Senior Vice President, Chief |
/s/ John P. Miller                Financial and Administrative |
----------------------------------         Officer             |
John P. Miller                                                 |} March 10, 1998
                                                               |
                                                               |
/s/ Earl W. Rachowicz             Vice President and Controller|
---------------------------------(principal accounting officer)|
Earl W. Rachowicz                                              |
                                                               |
                                                               |
/s/ Tasso H. Coin                                              |
----------------------------------         Director            |
Tasso H. Coin                                                  |
                                                               |
                                                               |
/s/ Trygve E. Myhren                                           |
----------------------------------         Director            |
Trygve E. Myhren                                               |
                                                               |
/s/ Seth L. Pierrepont                                         |
----------------------------------         Director            |
Seth L. Pierrepont                                             |