Form 10-Q
period 1998-03-31
PEAPOD INC
filed 1998-04-29
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

   [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of April 22, 1998 was 16,884,620.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                                  PEAPOD, INC.
                                 BALANCE SHEETS
                      (in thousands, except for share data)
                                   (unaudited)

                                                                        December 31,       March 31,
                                                                            1997              1998
                                                                        ---------------- --------------
                                 Assets
Current assets:
     Cash and cash equivalents..........................................     $54,079           $10,061
     Marketable securities..............................................       8,798            43,016
     Receivables, net of bad debt allowance of $352 and $295 as
       of December 31, 1997 and March 31, 1998, respectively............       1,195             1,476
     Prepaid expenses...................................................         444               153
     Other current assets...............................................         228               571
                                                                        ---------------- --------------
          Total current assets..........................................      64,744            55,277
Property and equipment:
     Computer equipment and software....................................       4,499             4,770
     Service equipment and other........................................       1,053             1,285
                                                                        ---------------- --------------
Property and equipment, at cost.........................................       5,552             6,055
     Accumulated depreciation...........................................      (2,301)           (2,722)
                                                                        ---------------- --------------
Net property and equipment..............................................       3,251             3,333
Capitalized software development costs..................................         998             1,273
Goodwill, net of accumulated amortization of $174 and $184
   as of December 31, 1997 and March 31, 1998, respectively.............         117               107
                                                                        ---------------- --------------
          Total assets..................................................     $69,110           $59,990
                                                                        ================ ==============
                  Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable...................................................     $ 7,514           $ 3,614
     Accrued compensation...............................................       1,258               902
     Other accrued liabilities..........................................         926               754
     Current deferred service fees......................................       1,969             1,606
     Current obligations under capital lease............................         727               670
                                                                        ---------------- --------------
          Total current liabilities.....................................      12,394             7,546
Deferred service fees...................................................       1,212             1,021
Obligations under capital lease, less current obligations...............         701               561
                                                                        ---------------- --------------
          Total liabilities.............................................      14,308             9,128
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................         --                --
     Common stock, $.01 par value, 50,000,000 shares authorized,
          16,852,557 and 16,881,629 shares issued and outstanding at
          December 31, 1997 and March 31, 1998, respectively............         169               169
     Additional paid-in capital.........................................      63,148            63,260
     Unrealized gain (loss) on available for sale securities............         --                (71)
     Accumulated deficit................................................      (8,495)          (12,477)
          Treasury stock, 2,000 shares at cost..........................         (19)              (19)
                                                                        ---------------- --------------
          Total stockholders' equity....................................      54,802            50,862
                                                                        ================ ==============
          Total liabilities and stockholders' equity....................     $69,110           $59,990
                                                                        ================ ==============
   See accompanying notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                                -------------------------------------------
                                                                       Three months ended March 31,
                                                                -------------------------------------------
                                                                -----------------        ------------------
                                                                      1997                     1998
                                                                -----------------        ------------------

Revenues:
     Net product sales.........................................   $       9,216             $      15,495
     Member and retailer services..............................           2,470                     2,793
     Interactive marketing services............................             425                       526
     Licensing services........................................              --                        50
                                                                -----------------        ------------------
          Total revenues.......................................          12,111                    18,864
Costs and expenses:
     Cost of goods sold........................................           8,623                    14,573
     Fulfillment operations....................................           3,870                     5,178
     General and administrative................................             739                     1,365
     Marketing and selling.....................................           1,358                     1,384
     System development and maintenance........................             376                       610
     Depreciation and amortization.............................             212                       463
                                                                -----------------        ------------------
          Total costs and expenses.............................          15,178                    23,573
                                                                -----------------        ------------------
Operating loss.................................................          (3,067)                   (4,709)
Other income (expense):
     Interest expense..........................................             (15)                      (56)
     Interest income...........................................             135                       783
                                                                =================        ==================
Net income (loss)..............................................   $      (2,947)            $      (3,982)
                                                                =================        ==================

Earning per share:
     Basic.....................................................   $       (0.23)            $       (0.24)
     Diluted...................................................   $       (0.23)            $       (0.24)

Shares used to compute net loss per share:
     Basic.....................................................      12,599,133                16,859,437
     Diluted...................................................      12,599,133                16,859,437

  See accompanying  notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three Months Ended March 31,
                                                                    --------------------------------------

                                                                         1997                  1998
                                                                    ----------------      ----------------
Cash flows from operating activities:

    Net loss.......................................................   $     (2,947)         $     (3,982)

    Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization..............................            212                   463

        Stock and options issued for services rendered.............            428                    45

        Changes in operating assets and liabilities:

            (Increase) decrease in receivables, net................           (648)                 (281)

            (Increase) decrease in prepaid expenses................           (136)                  292

            (Increase) decrease in other current assets............             11                  (343)

            Increase (decrease) in accounts payable................           (402)               (3,900)

            Increase (decrease) in accrued compensation............           (191)                 (356)

            Increase (decrease) in other accrued liabilities.......            422                  (172)

            Increase (decrease) in deferred service fees...........           (108)                 (553)
                                                                    ----------------      ----------------

                Net cash used in operating activities..............         (3,359)               (8,787)

Cash flows from investing activities:

    Property and equipment purchased...............................           (254)                 (462)

    Capitalized software development costs.........................           (151)                 (308)

     Net purchase of marketable securities.........................            --                (34,291)
                                                                    ----------------      ----------------

                Net cash used in investing activities..............           (405)              (35,061)

Cash flows from financing activities:

    Proceeds from issuance of stock, net of offering costs.........            150                   --

    Proceeds from issuance of stock upon exercise of options.......            --                     67

    Payments on capital lease obligations..........................            (82)                 (237)
                                                                    ----------------      ----------------

                Net cash provided by financing activities..........             68                  (170)
                                                                    ----------------      ----------------

Net increase in cash...............................................         (3,696)              (44,018)

Cash and cash equivalents at beginning of period...................         13,039                54,079
                                                                    ================      ================

Cash and cash equivalents at end of period.........................       $  9,343               $10,061
                                                                    ================      ================

                                                                         $       9              $     65


Supplemental disclosure of cash flows information--interest paid

Supplemental disclosures of noncash investing and
    financing activity - equipment on capital leases...............            120                    40
                                                                    ================      ================

            See accompanying  notes to financial statements.


                                  PEAPOD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the periods indicated. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Conversion. Peapod, Inc. ("Company") is the successor to a business originally founded in 1989 as a Delaware corporation and operated since 1992 through an Illinois limited partnership ("Peapod LP"). In December 1996, the Company was incorporated in Delaware. In a conversion (the "Conversion") that was effected on May 31, 1997 (i) all of the equity interests in Peapod LP were transferred to the Company in exchange for 12,656,417 shares of Common Stock, (ii) Peapod LP was dissolved, (iii) all of the assets and liabilities of Peapod LP were transferred to the Company and (iv) outstanding options and warrants for equity interests in Peapod LP were converted into options and warrants for shares of Common Stock. The transfer of the assets and liabilities of Peapod LP to the Company have been recorded by the Company at the historical carrying values of Peapod LP. On June 16, 1997 ("Offering Date"), the Company closed an initial public offering of 4,000,000 shares of Common Stock at $16.00 per share generating net proceeds of approximately $58.1 million.

3. Earnings Per Share. The Company applies SFAS No. 128, Earnings Per Share, and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98") in computing earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock options and warrants (using the treasury stock method). Prior periods' net loss per share has been restated to conform to the requirements of SFAS No. 128 and SAB 98.

4. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation (i.e., in the first quarter ended March 31, 1998 and March 31, 1997, grocery discounts of $922,000 and $593,000, respectively have been reclassified from Member and retailer services to a reduction in Cost of goods sold).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues:

                                                                ----------------   ---------------------
                                                                     1997                1998
                                                                ----------------   ---------------------
Revenues:
     Net product sales.........................................             76 %                 82 %
     Member and retailer services..............................             20                   15
     Interactive marketing services............................              4                    3
     Licensing services........................................             --                    0
                                                                ----------------   ------------------
          Total revenues.......................................            100                  100
Costs and expenses:
     Cost of goods sold........................................             71                   77
     Fulfillment operations....................................             32                   28
     General and administrative................................              6                    7
     Marketing and selling.....................................             11                    7
     System development and maintenance........................              3                    3
     Depreciation and amortization.............................              2                    3
                                                                ----------------   ------------------
          Total costs and expenses.............................            125                  125
                                                                ----------------   ------------------
Operating loss.................................................            (25)                 (25)
Other income (expense):
     Interest expense..........................................              0                    0
     Interest income...........................................              1                    4
                                                                ================   ==================
Net loss.......................................................            (24)%                (21)%
                                                                ================   ==================


Comparison of Three Months Ended March 31, 1998 and March 31, 1997


         Net product sales. Net product sales, which is revenue form the sale of groceries and other products to members, increased by 68% from $9,216,000 in the quarter ended March 31, 1997 to $15,495,000 in the quarter ended March 31, 1998. This increase was principally due to a 61% increase in the number of orders, from 84,800 in the quarter ended March 31, 1997 to 136,600 in the quarter ended March 31, 1998. Membership, measured as customers transacting within the last 12 months, increased 89% from 54,800 members at March 31, 1997 to 103,800 at March 31, 1998. The Company has historically used a more narrow definition of membership including only those customers transacting within a particular month. Under the historical definition, membership increased 76% from 43,200 at March 31, 1997 to 76,000 at March 31, 1998. The Company's new membership definition is designed to accommodate alternative consumer offerings and to be more consistent with other Internet-based companies. Increases in the Company's membership base and orders resulted largely from increased penetration in exiting markets (i.e., Boston, Chicago, Columbus and San Francisco) and the development of the Peapod service in new markets since March 31, 1997 (i.e., Houston, Dallas, and Austin).

         Member and retailer services. Revenues from member and retailer services include subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Fees from such services increased 13% from $2,470,000 in the quarter ended March 31, 1997 to $2,793,000 in the quarter ended March 31, 1998. This increase is primarily attributable to (i) higher grocery volumes and order quantities and (ii) the increasing size of the Company's membership base. Discounts on groceries received from retailers have been reclassified as a reduction in Cost of groceries sold.

         Interactive marketing services. Revenues from interactive marketing services include fees from consumer goods companies for interactive advertising, promotion and research services. Fees from such services increased by 24% from $425,000 in the quarter ended March 31, 1997 to $526,000 in the quarter ended March 31, 1998. The increase is primarily due to growth in interactive sponsorship revenue during the period.

         Cost of goods sold. Cost of goods sold includes groceries and other products purchased on behalf of its members, net of returns and discounts. Cost of groceries sold increased from $8,623,000 in the quarter ended March 31, 1997 to $14,573,000 in the quarter ended March 31, 1998, commensurate with the growth in Grocery sales.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Grocery operations expenses increased 34% from $3,870,000 in the quarter ended March 31, 1997 to $5,178,000 in the quarter ended March 31, 1998. The increase is primarily attributable to (i) the direct costs of shopping, packing and delivering the increased volume of member orders; (ii) salaries and overhead expenses for customer support functions to support increases in the Company's membership base; and (iii) salaries and overhead expenses for additional fulfillment centers.

         At March 31, 1998, Peapod fulfilled member orders from 40 fulfillment centers across seven metropolitan markets serving 6,105,000 households compared to 41 fulfillment centers across six metropolitan markets at March 31, 1997 serving 5,057,000 households. The evolution of the Company's fulfillment model has resulted in economies of scale as fulfillment centers have been consolidated into more centralized and dedicated facilities. In addition, the Atlanta market ceased operations in the quarter ended March 31, 1998.

         General and administrative. General and administrative expenses, which include corporate staff, accounting, finance, human resources, and business development departments increased 85% from $739,000 in the quarter ended March 31, 1997 to $1,365,000 in the quarter ended March 31, 1998. The increase is primarily attributable to compensation-related expenses to support the Company's growth in these corporate staff functions.

         Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses increased by 2% from $1,358,000 in the quarter ended March 31, 1997 to $1,384,000 in the quarter ended March 31, 1998.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 62% from $376,000 in the quarter ended March 31, 1997 to $610,000 in the quarter ended March 31, 1998. The increase is primarily attributable to increased compensation expenses to support the Company's growth and its software licensing initiative. In addition, $308,000 of development costs were capitalized in the first quarter of 1998 related to the hand-held scanner picking system and the next version of the Company's consumer software compared to $151,000 of such costs in the first quarter of 1997.

         Depreciation and amortization. Depreciation and amortization increased 118% from $212,000 in the quarter ended March 31, 1997 to $463,000 in the quarter ended March 31, 1998. This increase is the result of equipment added to support new members, fulfillment centers and new employees and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Other income (expense) includes interest paid on capital leases and interest earned on cash balances. Interest expense increased from $15,000 in the quarter ended March 31, 1997 to $56,000 in the quarter ended March 31, 1998. Interest income increased from $135,000 in the quarter ended March 31, 1997 to $783,000 in the quarter ended March 31, 1998, resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities increased from $3,359,000 in the first three months of 1997 to $8,787,000 in the first three months of 1998. The $5,428,000 increase in cash used in operating activities was primarily attributable to a $3,900,000 decrease in accounts payable and a $1,035,000 increase in net losses. As of March 31, 1998, the Company had $10,061,000 in cash and cash equivalents, and $43,016,000 in marketable securities. In 1997, the Company sold equity which generated aggregate net proceeds of $58,846,000, including $58,120,000 net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

         The Company anticipates that existing cash and marketable securities will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

         The Company believes that inflation has not had a material effect on its operations.

         The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's software systems and applications are currently Year 2000 compliant. Certain operating systems of third party vendors on which certain Company software resides are net yet Year 2000 compliant. However, these vendors have indicated to the Company that Year 2000 compliant upgrades are available and the Company intends to install these upgrades by the end of 1998. With respect to its grocery retail partners, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company has established alternative procedures for obtaining relevant retailer information at a minimal cost to the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On  October  27,  1997  the  American  Institute  of  Certified  Public
Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP 91-1, Software Revenue Recognition. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP No. 97-2 is not anticipated to have a material impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company is required to adopt SFAS No. 130 for periods beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the disclosures of SFAS No. 131 beginning with its December 31, 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.
The Company is currently evaluating the impact of this standard on its financial statements.

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


Item 6.           Exhibits and Reports on form 8-K.

                   (a) Exhibits - The following  exhibits are filed  herewith or are incorporated herein:

                          Exhibit
                            No.             Description
                            27 --            Financial Data Schedule

                   (b)Reports  on Form 8-K - The  Registrant  filed  no  Current
                      Reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Peapod, Inc.
                                           --------------
                                            (Registrant)



April 29, 1997                                  /s/ John P. Miller_____________
                                                  John P. Miller
                                                  Chief Financial and
                                                  Administrative Officer