Form 10-Q
period 1998-06-30
PEAPOD INC
filed 1998-08-03
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of July 22, 1998 was 16,966,853.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                                  PEAPOD, INC.
                                 BALANCE SHEETS
                      (in thousands, except for share data)
                                                                             June 30,   December 31,
                                                                              1998          1997
                                                                          ------------  -----------
                                                                            (unaudited)
                                 Assets
Current assets:
     Cash and cash equivalents ............................................   $  4,511    $ 54,079
     Marketable securities ................................................     42,945       8,798
     Receivables, net of bad debt allowance of $351 and $352 as
       of June 30, 1998 and December 31, 1997, respectively ...............        936       1,195
     Prepaid expenses .....................................................        455         444
     Other current assets .................................................        867         228
                                                                              --------    --------
          Total current assets ............................................     49,714      64,744
Property and equipment:
     Computer equipment and software ......................................      5,420       4,499
     Service equipment and other ..........................................      1,327       1,053
                                                                              --------    --------
Property and equipment, at cost ...........................................      6,747       5,552
     Accumulated depreciation .............................................     (3,124)     (2,301)
                                                                              --------    --------
Net property and equipment ................................................      3,623       3,251
Capitalized software development costs ....................................      1,330         998
Goodwill, net of accumulated amortization of $193 and $174
   as of June 30, 1998 and December 31, 1997, respectively ................         97         117
                                                                              --------    --------
          Total assets ....................................................   $ 54,764    $ 69,110
                                                                              ========    ========
                  Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable .....................................................   $  3,216    $  7,514
     Accrued compensation .................................................        479       1,258
     Other accrued liabilities ............................................        932         926
     Current deferred service fees ........................................      1,553       1,969
     Current obligations under capital lease ..............................        675         727
                                                                              --------    --------
          Total current liabilities .......................................      6,855      12,394
Deferred service fees .....................................................        887       1,212
Obligations under capital lease, less current obligations .................        389         701
                                                                              --------    --------
          Total liabilities ...............................................      8,131      14,307
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding ...............................       --          --
     Common stock, $.01 par value, 50,000,000 shares authorized,
          16,984,940 and 16,852,557 shares issued and outstanding at
          June 30, 1998 and December 31, 1997, respectively ...............        170         169
     Additional paid-in capital ...........................................     63,611      63,148
     Accumulated other comprehensive income -
          Unrealized loss on available for sale securities ................        (25)       --
     Accumulated deficit ..................................................    (16,954)     (8,495)
     Treasury stock, at cost, 23,014 and 2,000 shares at June 30, 1998
             and December 31, 1997, respectively ..........................       (169)        (19)
                                                                               --------    --------
          Total stockholders' equity ......................................     46,633      54,803
                                                                              ========    ========
          Total liabilities and stockholders' equity ......................     54,764    $ 69,110
                                                                              ========    ========
   See accompanying  notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                   Three months ended June 30,
                                                --------------------------------
                                                ---------------  ---------------
                                                       1998            1997
                                                ---------------  ---------------
Revenues:
     Net product sales .......................    $     14,438     $     10,177
     Member and retailer services ............           2,606            3,271
     Interactive marketing services ..........             436              565
     Licensing services ......................              50             --
                                                  ------------     ------------
          Total revenues .....................          17,530           14,013
Costs and expenses:
     Cost of goods sold ......................          13,586            9,539
     Fulfillment operations ..................           5,028            4,287
     General and administrative ..............           1,626            1,570
     Marketing and selling ...................           1,154            1,138
     System development and maintenance ......             821              303
     Depreciation and amortization ...........             509              378
                                                  ------------     ------------
          Total costs and expenses ...........          22,724           17,215
                                                  ------------     ------------
Operating loss ...............................          (5,194)          (3,202)
Other income (expense):
     Interest expense ........................             (33)             (30)
     Interest income .........................             752              201
                                                  ============     ============
Net loss .....................................    $     (4,475)    $     (3,031)
                                                  ============     ============

Net loss per share:
     Basic ...................................    $      (0.26)    $      (0.22)
     Diluted .................................    $      (0.26)    $      (0.22)

Shares used to compute net loss per share:
     Basic ...................................      16,925,120       13,522,753
     Diluted .................................      16,925,120       13,522,753

            See accompanying notes to financial statements.


                                 PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                      Six months ended June 30,
                                                 -------------------------------
                                                 -------------       -----------
                                                     1998                1997
                                                 -------------       -----------
Revenues:
     Net product sales .......................    $     29,933     $     19,393
     Member and retailer services ............           5,399            5,741
     Interactive marketing services ..........             962              990
     Licensing services ......................             100             --
                                                  ------------     ------------
          Total revenues .....................          36,394           26,124
Costs and expenses:
     Cost of goods sold ......................          28,159           18,162
     Fulfillment operations ..................          10,207            8,157
     General and administrative ..............           2,991            2,309
     Marketing and selling ...................           2,538            2,496
     System development and maintenance ......           1,431              679
     Depreciation and amortization ...........             972              590
                                                  ------------     ------------
          Total costs and expenses ...........          46,298           32,393
                                                  ------------     ------------
Operating loss ...............................          (9,904)          (6,269)
Other income (expense):
     Interest expense ........................             (89)             (45)
     Interest income .........................           1,535              336
                                                  ============     ============
Net loss .....................................    $     (8,458)    $     (5,978)
                                                  ============     ============

Net loss per share:
     Basic ...................................    $      (0.50)    $      (0.46)
     Diluted .................................    $      (0.50)    $      (0.46)

Shares used to compute net loss per share:
     Basic ...................................      16,892,460       13,063,494
     Diluted .................................      16,892,460       13,063,494


    See accompanying  notes to financial statements.

                                  PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)
                                                     Three Months Ended June 30,
                                                      --------------------------
                                                            1998       1997
                                                         -------    -------
Net loss .............................................   $(4,475)   $(3,031)

Other comprehensive loss:
      Unrealized gain on available for sale securities        46       --
                                                         -------    -------

Comprehensive loss ...................................   $(4,429)   $(3,031)
                                                         =======    =======

                 See accompanying notes to financial statements

                                  PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)
                                                      Six Months Ended June 30,
                                                     --------------------------
                                                            1998       1997
                                                         -------    -------
Net loss .............................................   $(8,458)   $(5,978)

Other comprehensive loss:
      Unrealized loss on available for sale securities       (25)      --
                                                         -------    -------

Comprehensive loss ...................................   $(8,483)   $(5,978)
                                                         =======    =======

                 See accompanying notes to financial statements

                                  PEAPOD, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Six Months Ended June 30,
                                                                                 -----------------------
                                                                                      1998        1997
                                                                                   --------    --------
Cash flows from operating activities:

    Net loss ..................................................................   $ (8,458)   $ (5,978)

    Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization .........................................        972         590

        Stock and options issued for services rendered ........................         45         533

        Changes in operating assets and liabilities:

            (Increase) decrease in receivables, net ...........................        259      (1,936)

            (Increase) decrease in prepaid expenses ...........................        (11)        101

            (Increase) decrease in other current assets .......................       (638)        (60)

            Increase (decrease) in accounts payable ...........................     (4,298)       (145)

            Increase (decrease) in accrued compensation .......................       (779)        155

            Increase (decrease) in other accrued liabilities ..................          6       1,056

            Increase (decrease) in deferred service fees ......................       (741)      1,114
                                                                                  --------    --------

                Net cash used in operating activities .........................    (13,643)     (4,570)

Cash flows from investing activities:

    Property and equipment purchased ..........................................     (1,155)       (658)

    Capitalized software development costs ....................................       (463)       (355)

    Unrealized loss on investments ............................................        (25)         --

     Net purchases of marketable securities ...................................    (34,147)         --
                                                                                  --------     --------

                Net cash used in investing activities .........................    (35,790)     (1,013)

Cash flows from financing activities:

    Proceeds from issuance of stock, net of offering costs ....................         --      58,449

    Proceeds from issuance of stock upon exercise of options ..................        269          57

    Payments on capital lease obligations .....................................       (404)       (175)
                                                                                  --------    --------

                Net cash provided by (used in) financing activities ...........       (135)     58,331
                                                                                  --------    --------

Net increase (decrease) in cash ...............................................    (49,568)     52,748

Cash and cash equivalents at beginning of period ..............................     54,079      13,039
                                                                                  ========    ========

Cash and cash equivalents at end of period ....................................   $  4,511    $ 65,787
                                                                                  ========    ========

Supplemental disclosure of cash flows information--interest paid                  $     85    $     30

Supplemental disclosures of noncash investing and
financing activity:
          Options exercised by sale of stock to the Company ...................        150          --
          Equipment on capital leases..........................................         40         625
                                                                                  ========    ========

          See accompanying  notes to financial statements .....................

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share. The Company applies SFAS No. 128, Earnings Per Share, in computing earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock options and warrants (using the treasury stock method). Prior periods' net loss per share has been restated to conform to the requirements of SFAS No. 128.

4. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation (i.e., for the three months ended June 30, 1998 and June 30, 1997, grocery discounts of $852,000 and $638,000, respectively, have been reclassified from Member and retailer services to a reduction in Cost of goods sold).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues:


                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                             --------------------------       ---------------------------
                                             ------------   -----------       ------------   ------------
                                                1998           1997              1998           1997
                                             ------------   -----------       ------------   ------------
Revenues:
     Net product sales.......................       82  %         73  %              82  %          74 %
     Member and retailer services............       15            23                 15             22
     Interactive marketing services..........        3             4                  3              4
     Licensing services......................        *            --                  *             --
                                            ------------   -----------       ------------   ------------
          Total revenues.....................      100           100                100            100
Costs and expenses:
     Cost of goods sold......................       77            68                 77             69
     Fulfillment operations..................       29            31                 28             31
     General and administrative..............        9            11                  8              9
     Marketing and selling...................        7             8                  7             10
     System development and maintenance......        5             2                  4              3
     Depreciation and amortization...........        3             3                  3              2
                                             ------------   -----------       ------------   ------------
          Total costs and expenses...........      130           123                127            124
                                             ------------   -----------       ------------   ------------
Operating loss...............................      (30)          (23)               (27)           (24)

Other income (expense):
     Interest expense........................        *             *                  *              *
     Interest income.........................        4             1                  4              1
                                             ============   ===========       ============   ============
Net loss.....................................      (26) %        (22) %             (23) %         (23) %
                                             ============   ===========       ============   ============
 * - Less than 1%

Comparison of Three Months Ended June 30, 1998 and June 30, 1997


         Net product sales. Net product sales, which is revenue from the sale of groceries and other products to members, increased by 42% from $10,177,000 in the quarter ended June 30, 1997 to $14,438,000 in the quarter ended June 30, 1998. This increase was due to a 33% increase in the number of orders, from 93,200 in the quarter ended June 30, 1997 to 123,800 in the quarter ended June 30, 1998 and a 7% increase in the average order size for the same time period. Membership, measured as customers transacting within the last 12 months, increased 42% from 73,400 members at June 30, 1997 to 104,000 at June 30, 1998. Increases in the Company's membership base and orders resulted largely from increased penetration in existing markets (i.e., Boston, Columbus, San Francisco and Chicago) and the development of the Peapod service in markets that were new on June 30, 1997 (i.e., Houston, Dallas and Austin).

         Member and retailer services. Revenues from member and retailer services include subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Fees from such services decreased 20% from $3,271,000 in the quarter ended June 30, 1997 to $2,606,000 in the quarter ended June 30, 1998. This decrease is primarily attributable to an absence of market openings and related fees in the quarter ended June 30, 1998 compared to the openings of the Texas and Atlanta markets in the quarter ended June 30, 1997. Market opening fees, paid by retailers, are recognized during the period in which a new market opens. Discounts on groceries received from retailers, which were previously included in Member and retailer services, have been reclassified as a reduction in Cost of goods sold.

         Interactive marketing services. Revenues from interactive marketing services include fees from consumer goods companies for interactive advertising, promotion and research services. Fees from such services decreased by 23% from $565,000 in the quarter ended June 30, 1997 to $436,000 in the quarter ended June 30, 1998. The decrease is primarily due to lower contract fees for interactive sponsorships during the period.

         Licensing services. Revenues from licensing services include the license, maintenance and transaction fees received for the Company's proprietary software. In the quarter ended June 30, 1998, $50,000 has been recognized for maintenance fees relating to the licensing of the Company's software to Coles-Myer, where no such fees were recognized in the quarter ended June 30, 1997.

         Cost of goods sold. Cost of goods sold includes groceries and other products purchased on behalf of its members, net of returns and discounts. Cost of goods sold increased from $9,539,000 in the quarter ended June 30, 1997 to $13,586,000 in the quarter ended June 30, 1998, commensurate with the growth in net product sales.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 17% from $4,287,000 in the quarter ended June 30, 1997 to $5,028,000 in the quarter ended June 30, 1998. The increase is primarily attributable to (i) increases in salaries and overhead expenses for fulfillment centers; (ii) the direct costs of shopping, packing and delivering the increased volume of member orders; and (iii) salaries and overhead expenses for customer support functions to support increases in the Company's membership.

         At June 30, 1998, Peapod fulfilled member orders from 39 fulfillment centers across seven metropolitan markets serving 6,273,000 households compared to 59 fulfillment centers across eight metropolitan markets at June 30, 1997 covering 6,414,000 households. The evolution of the Company's fulfillment model has resulted in economies of scale as fulfillment centers have been consolidated into more centralized and dedicated facilities. In addition, the Atlanta market ceased operations in January 1998.

         General and administrative. General and administrative expenses, which include corporate staff, accounting, finance, human resources, occupancy and business development departments increased 4% from $1,570,000 in the quarter ended June 30, 1997 to $1,626,000 in the quarter ended June 30, 1998. The increase is primarily attributable to occupancy, telecommunications and compensation related expenses to support the Company's growth in these corporate staff functions.

         Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses increased by 1% from $1,138,000 in the quarter ended June 30, 1997 to $1,154,000 in the quarter ended June 30, 1998.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 171% from $303,000 in the quarter ended June 30, 1997 to $821,000 in the quarter ended June 30, 1998. The increase is primarily attributable to increased compensation expenses to support the Company's growth and its software licensing initiative. In addition, $158,000 of development costs were capitalized in the second quarter of 1998 related to the next version of the Company's consumer software compared to $193,000 of such costs in the second quarter of 1997.

         Depreciation and amortization. Depreciation and amortization increased 35% from $378,000 in the quarter ended June 30, 1997 to $509,000 in the quarter ended June 30, 1998. This increase is the result of equipment added to support new members, fulfillment centers and new employees and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Other income (expense) includes interest paid on capital leases and interest earned on cash balances and marketable securities. Interest expense increased from $30,000 in the quarter ended June 30, 1997 to $33,000 in the quarter ended June 30, 1998. Interest income increased from $201,000 in the quarter ended June 30, 1997 to $752,000 in the quarter ended June 30, 1998, resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


Comparison of  Six Months Ended June 30, 1998 and June 30, 1997
---------------------------------------------------------------

         Net product sales. Net product sales increased by 54% from $19,393,000 in the six months ended June 30, 1998 compared to $29,933,000 in the first six months ended June 30, 1997. This increase was due to a 46% increase in the number of orders, from 178,100 in the six months ended June 30, 1997 to 260,400 for the same period in 1998 and a 7% increase in the average order size.

         Member and retailer services. Revenues from member and retailer services decreased 6% from $5,741,000 in the six months ended June 30, 1997 to $5,399,000 in the six months ended June 30, 1998.. This decrease is primarily attributable to an absence of market openings and the related fees in the six months ended June 30, 1998 compared to the openings of the Texas and Atlanta markets in the six months ended June 30, 1997. Market opening fees, paid by retailers, are recognized during the period in which a new market opens. Discounts on groceries received from retailers, which were previously included in Member and retailer services, have been reclassified as a reduction in Cost of goods sold

         Interactive marketing services. Revenues from interactive marketing services decreased by 3% from $990,000 in the six months ended June 30, 1997 to $962,000 in the six months ended June 30, 1998. The decrease is primarily due to lower contract fees for interactive sponsorships during the period.

         Licensing services. In the six months ended June 30, 1998, $100,000 has been recognized for maintenance fees relating to the licensing of the Company's software to Coles-Myer, where no such fees were recognized in the six months ended June 30, 1997.

         Cost of goods sold. Cost of goods sold increased from $18,162,000 in the six months ended June 30, 1997 to $28,159,000 in the six months ended June 30, 1998, commensurate with the growth in Net product sales.

         Fulfillment operations. Fulfillment operations expenses increased 25% from $8,157,000 in the six months ended June 30, 1997 to $10,207,000 in the six months ended June 30, 1998. The increase is primarily attributable to (i) the direct costs of shopping, packing and delivering the increased volume of member orders; (ii) increases in salaries and overhead expenses for fulfillment centers; and (iii) salaries and overhead expenses for customer support functions to support increases in the Company's membership base.

         General and administrative. General and administrative expenses increased 30% from $2,309,000 in the six months ended June 30, 1997 to $2,991,000 in the six months ended June 30, 1998. The increase is primarily attributable to occupancy, telecommunications and compensation related expenses to support the Company's growth in these corporate staff functions.

     Marketing and selling. Marketing and selling expenses increased by 2% from $2,496,000 in the six months ended June 30, 1997 to $2,538,000 in the six months ended June 30, 1998.

         System development and maintenance. System development and maintenance expenses increased 111% from $679,000 in the six months ended June 30, 1997 to $1,431,000 in the six months ended June 30, 1998. The increase is primarily attributable to increased compensation expenses to support the Company's growth and its software licensing initiative. In addition, $463,000 of development costs were capitalized in the first six months of 1998 related to the next version of the Company's consumer software compared to $355,000 of such costs in the first six months of 1997.

         Depreciation and amortization. Depreciation and amortization increased 65% from $590,000 in the six months ended June 30, 1997 to $972,000 in the six months ended June 30, 1998. This increase is the result of equipment added to support new members, fulfillment centers and new employees and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Interest expense increased from $45,000 in the six months ended June 30, 1997 to $89,000 in the six months ended June 30, 1998. Interest income increased from $336,000 in the six months ended June 30, 1997 to $1,535,000 in the six months ended June 30, 1998, resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased from $4,570,000 in the first six months of 1997 to $13,643,000 in the first six months of 1998. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable, increased net losses and decreases in deferred service fees, partially offset by decreases in receivables. As of June 30, 1998, the Company had $4,511,000 in cash and cash equivalents, and $42,945,000 in marketable securities. In 1997, the Company sold equity which generated aggregate net proceeds of $58,846,000, including $58,120,000 net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

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


YEAR 2000

         The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's proprietary software systems and applications are currently Year 2000 compliant. Certain operating systems of third party vendors on which certain Company software resides are net yet Year 2000 compliant. However, these vendors have indicated to the Company that Year 2000 compliant upgrades are either available, or will be available shortly, and the Company intends to install these upgrades by the end of 1998. With respect to its grocery retail partners, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company has established alternative procedures for obtaining relevant retailer information at a minimal cost to the Company.




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

Item 6.           Exhibits and Reports on form 8-K.

                   (a) Exhibits - The following  exhibits are filed  herewith or are incorporated herein:

                          Exhibit
                            No.             Description
                            27 --            Financial Data Schedule

                   (b)Reports  on Form 8-K - The  Registrant  filed  no  Current
                      Reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Peapod, Inc.
                                           ----------------------
                                           (Registrant)



August 3, 1998
                                           /s/ Dan Rabinowitz
                                           -----------------------
                                           Dan Rabinowitz
                                           Chief Financial Officer