Form 10-Q
period 1998-09-30
PEAPOD INC
filed 1998-10-30
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of October 22, 1998 was 17,129,949.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                                  PEAPOD, INC.
                                 BALANCE SHEETS
                      (in thousands, except for share data)

                                                                        September 30,      December 31,
                                                                             1998              1997
                                                                        ----------------- -----------------
                                                                          (unaudited)
                                 Assets
Current assets:
     Cash and cash equivalents..........................................      $ 8,783           $54,079
     Marketable securities..............................................       33,318             8,798
     Receivables, net of bad debt allowance of $358 and $352 as
       of September 30, 1998 and December 31, 1997, respectively........        1,415             1,195
     Prepaid expenses...................................................          621               444
     Other current assets...............................................          811               228
                                                                        ----------------- -----------------
 Total current assets...................................................       44,948            64,744
Property and equipment:
     Computer equipment and software....................................        5,700             4,499
     Service equipment and other........................................        1,615             1,053
                                                                        ----------------- -----------------
Property and equipment, at cost.........................................        7,315             5,552
     Accumulated depreciation...........................................       (3,545)           (2,301)
                                                                        ----------------- -----------------
Net property and equipment..............................................        3,770             3,251
Capitalized software development costs..................................        1,284               998
Goodwill, net of accumulated amortization of $203 and $174
   as of September 30, 1998 and December 31, 1997, respectively.........           87               117
                                                                        ----------------- -----------------
          Total assets..................................................      $50,089           $69,110
                                                                        ================= =================
                  Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable...................................................      $ 2,953           $ 7,514
     Accrued compensation...............................................          973             1,258
     Other accrued liabilities..........................................        1,204               926
     Current deferred service fees......................................        1,821             1,969
     Current obligations under capital lease............................          622               727
                                                                        ----------------- -----------------
          Total current liabilities.....................................        7,573            12,394
Deferred service fees...................................................          652             1,212
Obligations under capital lease, less current obligations...............          340               701
                                                                        ----------------- -----------------
          Total liabilities.............................................        8,565            14,307
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................          --                --
     Common stock, $.01 par value, 50,000,000 shares authorized,
          17,124,920 and 16,852,557 shares issued and outstanding at
          September 30, 1998 and December 31, 1997, respectively........          171               169
     Additional paid-in capital.........................................       63,906            63,148
     Accumulated other comprehensive income -
          Unrealized gain on available for sale securities..............          151               --
     Accumulated deficit................................................      (22,077)           (8,495)
     Treasury stock,  at cost,  84,127 and 2,000 shares at September 30,
     1998 and December 31, 1997, respectively...........................         (627)              (19)
                                                                        ----------------- -----------------
          Total stockholders' equity....................................       41,524            54,803
                                                                        ================= =================
          Total liabilities and stockholders' equity....................      $50,089           $69,110
                                                                        ================= =================
                    See accompanying  notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                                     Three months ended September 30,
                                                                -------------------------------------------
                                                                ------------------       ------------------
                                                                      1998                     1997
                                                                ------------------       ------------------
Revenues:
     Net product sales.........................................         $ 13,057                 $ 10,208
     Member and retailer services..............................            2,306                    2,784
     Interactive marketing services............................              263                      614
     Licensing services........................................               50                    --
                                                                ------------------       ------------------
          Total revenues.......................................           15,676                   13,606
Costs and expenses:
     Cost of goods sold........................................           12,295                    9,599
     Fulfillment operations....................................            4,735                    4,020
     General and administrative................................            1,523                    1,053
     Marketing and selling.....................................            1,243                    1,857
     System development and maintenance........................              999                      378
     Depreciation and amortization.............................              529                      366
                                                                ------------------       ------------------
          Total costs and expenses.............................           21,324                   17,273
                                                                ------------------       ------------------

Operating loss.................................................           (5,648)                  (3,667)
Other income (expense):
     Interest expense..........................................              (44)                     (13)
     Interest income...........................................              609                      866
                                                                ==================       ==================
Net loss.......................................................         $ (5,083)                $ (2,814)
                                                                ==================       ==================

Net loss per share:
     Basic.....................................................         $  (0.30)                $  (0.17)
     Diluted...................................................         $  (0.30)                $  (0.17)

Shares used to compute net loss per share:
     Basic.....................................................       17,075,309               16,856,070
     Diluted...................................................       17,075,309               16,856,070

                    See accompanying notes to financial statements.

                                 PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                                     Nine months ended September 30,
                                                                -------------------------------------------
                                                                -----------------        ------------------
                                                                      1998                     1997
                                                                -----------------        ------------------
Revenues:
     Net product sales.........................................      $   42,999                $   29,601
     Member and retailer services..............................           7,695                     8,525
     Interactive marketing services............................           1,225                     1,604
     Licensing services........................................             150                     --
                                                                -----------------        ------------------
          Total revenues.......................................          52,069                    39,730
Costs and expenses:
     Cost of goods sold........................................          40,454                    27,761
     Fulfillment operations....................................          14,942                    12,177
     General and administrative................................           4,521                     3,348
     Marketing and selling.....................................           3,781                     4,353
     System development and maintenance........................           2,430                     1,057
     Depreciation and amortization.............................           1,501                       956
                                                                -----------------        ------------------
          Total costs and expenses.............................          67,629                    49,652
                                                                -----------------        ------------------

Operating loss.................................................         (15,560)                   (9,922)
Other income (expense):
     Interest expense..........................................            (132)                      (58)
     Interest income...........................................           2,111                     1,188
                                                                =================        ==================
Net loss.......................................................      $  (13,581)                $  (8,792)
                                                                =================        ==================

Net loss per share:
     Basic.....................................................      $    (0.80)                $   (0.62)
     Diluted...................................................      $    (0.80)                $   (0.62)

Shares used to compute net loss per share:
     Basic.....................................................      16,954,079                14,279,385
     Diluted...................................................      16,954,079                14,279,385

                  See accompanying notes to financial statements.

                                  PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)
                                                                       Three Months Ended September 30,
                                                                       ----------------------------------
                                                                           1998                1997
                                                                       --------------      --------------
Net loss                                                                   $ (5,083)           $ (2,814)

Other comprehensive income:
      Unrealized gain on available for sale securities                          176                 --
                                                                       --------------      --------------

Comprehensive loss                                                         $ (4,907)           $ (2,814)
                                                                       ==============      ==============
                 See accompanying notes to financial statements.

                                 PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)
                                                                       Nine Months Ended September 30,
                                                                    --------------------------------------
                                                                         1998                 1997
                                                                    ---------------     ------------------
Net loss                                                                $ (13,581)              $ (8,792)

Other comprehensive income:
      Unrealized gain on available for sale securities                        151                    --
                                                                    ---------------     ------------------

Comprehensive loss                                                      $ (13,430)              $ (8,792)
                                                                    ===============     ==================
              See accompanying notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                       Nine Months Ended September 30,
                                                                    --------------------------------------

                                                                         1998                  1997
                                                                    ----------------      ----------------
Cash flows from operating activities:

    Net loss.......................................................       $(13,581)             $ (8,792)

    Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization..............................          1,501                   956

        Stock issued for services rendered.........................             45                   533

        Changes in operating assets and liabilities:

            (Increase) decrease in receivables, net................           (220)               (1,897)

            (Increase) decrease in prepaid expenses................           (177)                 (567)

            (Increase) decrease in other current assets............           (583)                  (23)

            Increase (decrease) in accounts payable................         (4,561)                  782

            Increase (decrease) in accrued compensation............           (285)                  344

            Increase (decrease) in other accrued liabilities.......            278                   959

            Increase (decrease) in deferred service fees...........           (708)                1,295
                                                                    ----------------      ----------------

                Net cash used in operating activities..............        (18,291)               (6,410)

Cash flows from investing activities:

    Property and equipment purchased...............................         (1,637)               (1,183)

    Capitalized software development costs.........................           (514)                 (565)

     Net purchases of marketable securities........................        (24,369)               (6,058)
                                                                    ----------------      ----------------

                Net cash used in investing activities..............        (26,520)               (7,806)

Cash flows from financing activities:

    Proceeds from issuance of stock, net of offering costs.........            --                 58,286

    Proceeds from issuance of stock upon exercise of options.......            107                    57

    Payments on capital lease obligations..........................           (592)                 (367)
                                                                    ----------------      ----------------

                Net cash provided by (used in) financing activities           (485)               57,976
                                                                    ----------------      ----------------

Net increase (decrease) in cash....................................        (45,296)               43,760

Cash and cash equivalents at beginning of period...................         54,079                13,039
                                                                    ================      ================

Cash and cash equivalents at end of period.........................       $  8,783               $56,799
                                                                    ================      ================


Supplemental disclosure of cash flows information--interest paid          $    117               $    61

Supplemental disclosures of noncash investing and financing activity:
          Options exercised by sale of stock to the Company........            608                    19
          Equipment on capital leases..............................            126                   907
                                                                    ================      ================

                   See accompanying notes to financial statements.

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share. The Company applies SFAS No. 128, Earnings Per Share, in computing earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock options and warrants (using the treasury stock method) unless anti-dilutive.

4. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues:

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                             --------------------------       ---------------------------
                                             ------------   -----------       ------------   ------------
                                                1998           1997              1998           1997
                                             ------------   -----------       ------------   ------------
Revenues:
     Net product sales.......................       83  %         75  %              83  %          75  %
     Member and retailer services............       15            20                 15             21
     Interactive marketing services..........        2             5                  2              4
     Licensing services......................        *            --                  *           --
                                             ------------   -----------       ------------   ------------
          Total revenues.....................      100           100                100            100
Costs and expenses:
     Cost of goods sold......................       79            70                 78             70
     Fulfillment operations..................       30            29                 28             31
     General and administrative..............       10             8                  9              8
     Marketing and selling...................        8            14                  7             11
     System development and maintenance......        6             3                  5              3
     Depreciation and amortization...........        3             3                  3              2
                                             ------------   -----------       ------------   ------------
          Total costs and expenses...........      136           127                130            125
                                             ------------   -----------       ------------   ------------
Operating loss...............................      (36)          (27)               (30)           (25)

Other income (expense):
     Interest expense........................        *             *                  *              *
     Interest income.........................        4             6                  4              3
                                             ============   ===========       ============   ============
Net loss.....................................      (32) %        (21) %             (26) %         (22) %
                                             ============   ===========       ============   ============

 * - Less than 1%

Comparison of Three Months Ended September 30, 1998 and September 30, 1997


         Net product sales. Net product sales, which is revenue from the sale of groceries and other products to members, increased by 28% from $10,208,000 in the quarter ended September 30, 1997 to $13,057,000 in the quarter ended September 30, 1998. This increase was primarily due to a 20% increase in the number of orders, from 93,700 in the quarter ended September 30, 1997 to 112,300 in the quarter ended September 30, 1998, and a 7% increase in the average order size for the same time period. Membership, measured as customers transacting within the last 12 months, increased 18% from 84,000 members at September 30, 1997 to 98,900 at September 30, 1998. Increases in the Company's membership base and orders resulted largely from increased market penetration.


         Member and retailer services. Revenues from member and retailer services include subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Fees from such services decreased 17% from $2,784,000 in the quarter ended September 30, 1997 to $2,306,000 in the quarter ended September 30, 1998. This decrease is primarily attributable to an absence of market openings and related fees in the quarter ended September 30, 1998 compared to the openings of two new markets in the quarter ended September 30, 1997. Market opening fees, paid by retailers, are recognized over the period in which a new market opens. Discounts on groceries purchased by the Company from retailers, which were previously included in member and retailer services, have been reclassified as a reduction in cost of goods sold.

         Interactive marketing services. Revenues from interactive marketing services consist of fees from consumer goods companies for interactive advertising, promotion and research services. Fees from such services decreased by 57% from $614,000 in the quarter ended September 30, 1997 to $263,000 in the quarter ended September 30, 1998. The decrease is due to a reduction in the number and size of interactive marketing programs during the period, which may have resulted from the Company's decision to limit acquisition spending and geographic growth during 1998.

         Licensing services. Revenues from licensing services include the license and related maintenance and service fees received for the Company's proprietary software. In the quarter ended September 30, 1998, $50,000 has been recognized for maintenance fees relating to the licensing of the Company's software to Coles-Myer, Ltd. No such fees were recognized in the quarter ended September 30, 1997.

         Cost of goods sold. Cost of goods sold includes the cost of groceries and other products purchased on behalf of its members, net of returns and discounts. Cost of goods sold increased 28% from $9,599,000 in the quarter ended September 30, 1997 to $12,295,000 in the quarter ended September 30, 1998, commensurate with the growth in net product sales.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 18% from $4,020,000 in the quarter ended September 30, 1997 to $4,735,000 in the quarter ended September 30, 1998, and at a slower rate than the increase in number of orders. The change is primarily attributable to increases in direct costs of shopping, packing and delivering the increased volume of member orders, and increases in salaries and overhead expenses for fulfillment centers; offset in part by decreases in telecommunication costs.

         At September 30, 1998, Peapod fulfilled member orders from 36 fulfillment centers across seven metropolitan markets serving 6,400,400 households. This compares to 57 fulfillment centers across eight metropolitan markets at September 30, 1997 covering 6,605,000 households. The evolution of the Company's fulfillment model has resulted in economies of scale as fulfillment centers have been consolidated into more centralized facilities or dedicated facilities. The Atlanta market ceased operations in January 1998.

         General and administrative. General and administrative expenses, which include corporate staff, accounting, finance, human resources, occupancy and business development departments, increased 45% from $1,053,000 in the quarter ended September 30, 1997 to $1,523,000 in the quarter ended September 30, 1998. The increase is primarily attributable to occupancy, professional fees and compensation related expenses to support the centralized fulfillment model and Company's growth.

         Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and the sale of interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses decreased by 33% from $1,857,000 in the quarter ended September 30, 1997 to $1,243,000 in the quarter ended September 30, 1998. The decrease is primarily attributable to the Company's decision to limit marketing expenditures during 1998 while focusing on initiatives to centralize fulfillment operations and modify its service model.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 164% from $378,000 in the quarter ended September 30, 1997 to $999,000 in the quarter ended September 30, 1998. The increase is primarily attributable to increased compensation expenses and consulting fees to support the Company's growth and its software licensing initiative. In addition, $210,000 of development costs were capitalized in the third quarter of 1997 related to the next version of the Company's consumer software compared to $51,000 of such costs in the third quarter of 1998.

         Depreciation and amortization. Depreciation and amortization increased 45% from $366,000 in the quarter ended September 30, 1997 to $529,000 in the quarter ended September 30, 1998. This increase is the result of amortization of capitalized software development costs, equipment added to support new members and employees and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Other income (expense) includes interest paid on capital leases and interest earned on cash balances and marketable securities resulting from the investment of proceeds from the issuance of equity in both 1996 and 1997. Interest expense increased from $13,000 in the quarter ended September 30, 1997 to $44,000 in the quarter ended September 30, 1998. Interest income decreased from $866,000 in the quarter ended September 30, 1997 to $609,000 in the quarter ended September 30, 1998.


Comparison of  Nine Months Ended September 30, 1998 and September 30, 1997

         Net product sales. Net product sales increased by 45% from $29,601,000 in the nine months ended September 30, 1997 to $42,999,000 in the nine months ended September 30, 1998. This increase was primarily due to a 37% increase in the number of orders, from 271,700 in the nine months ended September 30, 1997 to 372,700 for the same period in 1998 and a 7% increase in the average order size.

         Member and retailer services. Revenues from member and retailer services decreased 10% from $8,525,000 in the nine months ended September 30, 1997 to $7,695,000 in the nine months ended September 30, 1998. This decrease is primarily attributable to an absence of market openings and the related fees in the nine months ended September 30, 1998 compared to the openings of two new markets in the nine months ended September 30, 1997.

         Interactive marketing services. Revenues from interactive marketing services decreased by 24% from $1,604,000 in the nine months ended September 30, 1997 to $1,225,000 in the nine months ended September 30, 1998. The decrease is due to a reduction in the number and size of interactive marketing programs during the period, which may have resulted from the Company's decision to limit acquisition spending and geographic growth during 1998.

         Licensing services. In the nine months ended September 30, 1998, $150,000 has been recognized for maintenance fees relating to the licensing of the Company's software to Coles-Myer, Ltd. No such fees were recognized in the nine months ended September 30, 1997.

         Cost of goods sold. Cost of goods sold increased 46% from $27,761,000 in the nine months ended September 30, 1997 to $40,454,000 in the nine months ended September 30, 1998, commensurate with the growth in net product sales.

     Fulfillment operations. Fulfillment operations expenses increased 23% from $12,177,000 in the nine months ended September 30, 1997 to $14,942,000 in the nine months ended September 30, 1998. The increase is primarily attributable to
(i) the direct costs of shopping, packing and delivering the increased volume of member orders; (ii) increases in salaries and overhead expenses for fulfillment centers; and (iii) salaries and overhead expenses for customer support functions to support increases in the Company's membership base.

         General and administrative. General and administrative expenses increased 35% from $3,348,000 in the nine months ended September 30, 1997 to $4,521,000 in the nine months ended September 30, 1998. The increase is primarily attributable to occupancy, professional fees and compensation related expenses to support the centralized fulfillment model and Company's growth.

         Marketing and selling. Marketing and selling expenses decreased by 13% from $4,353,000 in the nine months ended September 30, 1997 to $3,781,000 in the nine months ended September 30, 1998. The decrease is primarily attributable to the Company's decision to limit marketing expenditures during 1998 while focusing on initiatives to centralize fulfillment operations and modify its service model.

         System development and maintenance. System development and maintenance expenses increased 130% from $1,057,000 in the nine months ended September 30, 1997 to $2,430,000 in the nine months ended September 30, 1998. The increase is primarily attributable to increased compensation expenses to support the Company's growth and its software licensing initiative. In addition, $565,000 of development costs were capitalized in the first nine months of 1997 related to the next version of the Company's consumer software compared to $514,000 of such costs in the first nine months of 1998.

         Depreciation and amortization. Depreciation and amortization increased 57% from $956,000 in the nine months ended September 30, 1997 to $1,501,000 in the nine months ended September 30, 1998. This increase is the result of amortization of capitalized software development costs, equipment added to support new members and employees and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Interest expense increased from $58,000 in the nine months ended September 30, 1997 to $132,000 in the nine months ended September 30, 1998. Interest income increased 78% from $1,188,000 in the nine months ended September 30, 1997 to $2,111,000 in the nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities increased from $6,410,000 in the first nine months of 1997 to $18,291,000 in the first nine months of 1998. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable early in 1998, increased net losses and decreases in deferred service fees. As of September 30, 1998, the Company had $8,783,000 in cash and cash equivalents and $33,318,000 in marketable securities. In 1997, the Company sold equity which generated aggregate net proceeds of $58,846,000, including $58,120,000 net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company uses its working capital to fund ongoing operations, marketing programs, to further develop its products and services and geographic expansion.

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


YEAR 2000

         The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's proprietary software systems and applications are currently Year 2000 compliant. Certain operating systems of third party vendors on which certain Company software resides are not yet Year 2000 compliant. However, these vendors have indicated to the Company that Year 2000 compliant upgrades are either available, or will be available shortly, and the Company intends to install these upgrades in the first half of 1999. Certain third-party software for which the Company pays maintenance fees is not yet Year 2000 compliant, but the Company has made provisions to upgrade these third-party software systems in the first half of 1999. With respect to its grocery retail partners, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company has established alternative procedures for obtaining relevant retailer information at a minimal cost to the Company.




                                     PART II
                                OTHER INFORMATION



Item 5.           Other Information

                  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

                  Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expressions, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with its retail partners and other suppliers, and its interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6.           Exhibits and Reports on form 8-K.

(a) Exhibits - The following exhibits are filed herewith or are incorporated herein:

                      Exhibit
                           No.              Description
                         27 --               Financial Data Schedule

(b) Reports on Form 8-K - The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Peapod, Inc.
                                         ------------------
                                              (Registrant)

October 30, 1998
                                         /s/ Dan Rabinowitz
                                         --------------------
                                         Dan Rabinowitz
                                         Chief Financial Officer