Form 10-K
period 1998-12-31
PEAPOD INC
filed 1999-03-30
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1998 Commission file number 0-22557


                                     PEAPOD, INC.
           (Exact name of Registrant as specified in its charter)
            Delaware                                   36-4118175
----------------------------------         ------------------------------------
(State or other jurisdiction              (IRS Employer Identification No.)
 of Incorporation or Organization)

     9933 Woods Drive, Skokie, Illinois                  60077
  (Address of principal executive offices)             (ZIP Code)

     (847) 583-9400
(Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share, including associated Preferred Stock Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 26, 1999: $140,695,898 based on a closing price of $10.94 of the registrant's Common Stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of March 26, 1999 was 17,416,464.

                        Documents Incorporated by Reference

         Portions  of the  Registrant's  Proxy  Statement  for the  1999  Annual
Meeting of Stockholders (to be filed on or before April 6, 1999) are incorporated by reference into Part III, as indicated herein.

                                  PEAPOD, INC.
                         Form 10-K Annual Report -- 1998
                                Table of Contents


Forward Looking Statements ..................................................3

PART I
Item 1. Business.............................................................3
Item 2. Properties...........................................................9
Item 3. Legal Proceedings....................................................9
Item 4. Submission of Matters to a Vote of Security Holders..................9

PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder
                                                        Matters..............9
Item 6. Selected Financial Data.............................................10
Item 7. Management's Discussion and Analysis of Financial Condition and
                                          Results of Operations.............11
Item 7a. Quantitative and Qualitative Disclosure about Market Risk..........15
Item 8. Financial Statements and Supplementary Data.........................16
Item 9. Changes in and Disagreements with Accountants on Accounting and
                                           Financial Disclosure.............33

PART III
Item 10. Directors and Executive Officers of the Registrant.................33
Item 11. Executive Compensation.............................................34
Item 12. Security Ownership of Certain Beneficial Owners and Management.....35
Item 13. Certain Relationships and Related Transactions.....................35

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...35

Signatures..................................................................40

Forward Looking Statements

All statements, trend analysis and other information in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expression, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations," in other portions of this report and in the Company's 1998 annual report to shareholders. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with its retail partners and its interactive marketing services and research customers;
(3) the Company's ability to execute its growth strategies including effectively implementing a centralized fulfillment distribution model; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition;
(6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

Item 1.           Business

The Company

     Peapod(R) is America's leading Internet grocer and a provider of targeted media and research services. Peapod's "Smart Shopping for Busy People(R)" solution provides consumers with time savings and convenience through a user-friendly, highly functional virtual supermarket, personalized shopping and delivery services, and responsive telephonic and email support. Peapod provides consumer goods companies with a forum for targeted interactive advertising, high-impact electronic couponing and extensive product research by linking together members from multiple markets into a national online network and collecting substantial data regarding members' purchase intentions, purchasing behavior and demographics.

     From its founding in 1989 until 1998, the Company serviced consumers exclusively in partnership with traditional grocery retailers. The Company partnered with a retailer in each market, and fulfilled customer orders through a network of existing retail stores. In 1997, the Company determined that, in order to satisfy increasing consumer demand, ensure high quality service and reduce its cost structure, it would shift its fulfillment to a centralized, dedicated distribution model. The Company has opened new distribution centers in two markets and has a third center currently under construction. It intends to centralize all operations over time, and will enter new markets only with centralized, dedicated distribution.

     Peapod's technology is central to its business model, and integrates proprietary and commercial systems in a manner specifically tailored to the consumer direct business. Peapod's sophisticated Website enables its members to shop at home or at work in a personalized manner with the benefit of more extensive product and price information than is otherwise practically available. In addition, Peapod's systems efficiently link its product database and merchandising systems, providing dynamic pricing and promotional information to its members. Peapod has designed its fulfillment management and transportation applications, for both in-store and warehouse-based fulfillment, on the basis of many years of picking, packing and delivering grocery orders to incorporate operating methods that are cost-efficient and ensure high quality.

     The Company believes that its proprietary technology and operating experience provide it several competitive advantages. Peapod's technology integrates the complex requirements of online shopping, grocery merchandising and fulfillment of high-volume, multi-temperature, custom-picked orders. The
Company's   technology  and  operating  processes  for  shopping,   packing  and
delivering products, as well as its customer support capabilities, have been refined over its years of experience to be efficient and ensure high levels of customer service. The Company's Website and merchandise offerings reflect extensive and continuous learning regarding the preferences, habits and decision-making processes of online grocery consumers.

     Peapod also provides consumer goods companies with a forum for targeted interactive advertising, high-impact electronic couponing and cost-effective product research by linking together members from multiple markets into a national online network. Peapod's database creates extensive member profiles by collecting data from multiple sources, including online shopping behavior, purchase histories, online attitudinal surveys and demographic data that it may purchase from other parties. On the basis of this data, Peapod's proprietary targeting engine delivers customized, one-to-one advertising and promotions. This business offers attractive profit margins relative to the core grocery business, and is expected to become meaningful once Peapod's membership base begins to scale.

     As of December 31, 1998, Peapod had 95,000 members and offered its Internet grocery service in eight metropolitan markets: Chicago, IL; San Francisco/San Jose, CA; Columbus, OH; Boston, MA; Houston, Dallas and Austin, TX, and Long Island, NY.

     Peapod was incorporated in December 1996 in the state of Delaware and is a successor to a business originally founded in 1989. The Company's principal corporate offices are located in Skokie, Illinois, a suburb of Chicago. Peapod completed its initial public offering in June 1997 and its common stock is listed on the Nasdaq National Market under the symbol "PPOD".

Growth Strategies

     Peapod's objective is to substantially expand the Internet grocery shopping channel in the United States, retain its dominant share of the channel, and become the preferred venue for online marketing programs and research for consumers goods companies. The Company's growth strategies include the following:

     Provide Superior Service Quality. The Company is committed to providing its members with superior experiences in all aspects of its services. The Company's "Smart Shopping for Busy People" solution includes user-friendly, highly-functional and cost-effective shopping tools as well as a variety of convenient delivery services. "The Peapod Promise" of superior service is designed to ensure member satisfaction. The Company will continue to pursue improvements in its service quality that can be sustained as membership and orders grow aggressively.

     Optimize the Model for Fulfillment Services. The Company has re-engineered its product distribution and order fulfillment model in order to reduce costs, improve quality and enhance volume scalability. The Company has developed warehousing and routing technologies, and associated operating processes, designed to increase the efficiency of Peapod's order fulfillment. Peapod will continue to pursue enhancements to its model that will reduce fulfillment costs while preserving service quality as its order volume increases.

     Grow Membership and Order Volume. Peapod plans to continue to increase revenues and realize economies of scale by growing its membership base and order volumes. The Company will pursue this growth by increasing its penetration in existing markets, with particular focus on the markets in which it operates its new centralized model, and by expanding into new metropolitan markets over time. The Company believes that it can achieve competitive advantages in its various markets as the first one to build a substantial Internet membership base and achieve operating scale.

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

     Build Leadership in Interactive Marketing Services. Peapod has pioneered, in partnership with consumer goods companies, innovative interactive marketing services consisting of advertising, promotion and market research services. Peapod intends to continue using the combination of its database and Internet shopping channel to create new products and services tailored to its interactive marketing clients. As Peapod's membership increases, the Company believes that consumer goods companies will increasingly view Peapod's service as a powerful advertising venue as well as a valuable research tool.

     Leverage Local Fulfillment Infrastructure. Peapod has the opportunity to leverage its local fulfillment capabilities, including its facilities, efficient picking systems and home delivery, to provide additional products and services to its membership base. For instance, Peapod plans to introduce a national Internet service that will offer consumers thousands of dry grocery and household items, available for shipment directly from Peapod's various distribution centers. Further, Peapod may broaden the products available for purchase to include other home replenishment items, specialty food categories and non-food products.


Peapod Services

Consumer Services. Peapod's "Smart Shopping for Busy People" solution provides consumers with time savings and convenience through its user-friendly, highly functional and information-rich virtual supermarket and personalized shopping, delivery and customer support services. With Peapod, members are able to recapture a portion of the time typically associated with traditional grocery shopping. Rather than driving to the store and waiting in check-out lines, members shop at any time of the day or night with their personal computers, and schedule delivery at a convenient time. Peapod makes available, at the member's fingertips, up-to-date product information, including pricing and promotions, and keeps a running online tally of the member's bill. Peapod provides further service to its members in the form of electronic and telephonic member support and technical assistance and honors "The Peapod Promise," a guarantee of superior service and satisfaction with each order.

     Peapod is accessible through its Internet Website www.peapod.com. The site is highly functional, offering members a variety of shopping methods and productivity tools to create a shopping experience based on each member's personal preferences. Peapod members can shop by browsing aisles (moving logically from general product category to individual items), using one or more personal lists (containing compilations of frequently-purchased goods which can quickly be reviewed and considered for purchase), or conducting product searches based on brand or category names (which is particularly helpful for coupon redemption or purchasing recipe ingredients). Members can also sort items in any product category by a wide variety of variables, such as pricing information, sale items, kosher and nutritional content (e.g., fat, calories, cholesterol and sodium). Through the use of these tools, members can quickly identify desirable products and place them into their "virtual" shopping cart. The Company believes that its Website provides one of the most functional Internet shopping services currently available.

     Peapod's typical members are females between the ages of 30 and 54, households with children and dual income households. The income levels of Peapod's membership base cover a wide range, with a median income exceeding $60,000 per year. The average Peapod order is $115, which the Company believes is five times the in-store average.

      As of December 31, 1998, Peapod offered its Internet grocery service in eight metropolitan markets, and conducted delivery operations from 36 fulfillment centers covering 6,628,500 households, or approximately 7% of U.S. households. Peapod's service areas encompassed approximately 1,732,000 households in Chicago, 840,000 households in San Francisco/San Jose, 398,000 households in Columbus, 1,242,000 households in Boston, 939,000 households in Houston, 995,000 households in Dallas, 257,000 households in Austin and 226,000 households in Long Island.

      Product Supply Relationships. From its founding in 1989 until 1998, the Company serviced consumers exclusively in partnership with traditional grocery retailers. The Company partnered with a retailer in each market, and fulfilled customer orders through a network of existing retail stores ("Partnership Model"). In 1997, the Company determined that, in order to satisfy increasing consumer demand, ensure high quality service and reduce its cost structure, it would shift its fulfillment to a centralized, dedicated distribution model ("Centralized Model"). In the Centralized Model, the Company constructs a distribution center for its own exclusive use in storing, picking, packing and delivering Internet grocery orders. The Company purchases products on a wholesale basis for the distribution center from a variety of suppliers, including in some cases traditional retailers.

     The Company continues to operate the Partnership Model under existing contracts with the following retailers: in Columbus, Ohio, The Kroger Company; in Boston, Massachusetts, The Stop & Shop Supermarket Company; and in Houston, Dallas and Austin, Texas, Randalls Food & Drug Inc. The Company has implemented its Centralized Model with new distribution centers in Long Island, New York, and Chicago, Illinois, and is completing construction of a new center in San Francisco, California. It intends to employ the Centralized Model in all operations over time, including in all new markets.

     Interactive Marketing. Peapod provides a forum for consumer package goods companies to conduct targeted interactive advertising, electronic couponing and extensive product research. Peapod links together members from multiple markets into a national online network, and collects substantial data regarding members' attitudes, purchasing behavior and demographics. In addition, Peapod's growing membership base has an attractive demographic profile that is difficult to reach through other direct-response media channels. Approximately three-quarters of Peapod's members are upper middle class and approximately three-quarters are women.

     Peapod's Website is designed to easily accommodate a variety of media and promotional events, and is supported by a database containing extensive information about the shopping behavior and preferences of its members that the Company believes is not readily available from other sources. This has enabled Peapod to pioneer, in partnership with consumer goods companies, innovative interactive marketing services that consist of advertising, promotion and research services. The Company has agreements to provide interactive marketing services to a number of national consumer goods and service companies.

     Peapod's database and membership profile enable it to deliver highly-targeted, one-to-one advertising and promotion, such as electronic couponing, as well as conduct cost-effective, high-quality marketing research. Peapod's systems provide accountability for every marketing event executed on the Peapod system so that exposures, click-throughs, redemptions and sales are all captured for complete reporting of the impact of a marketing program. The accurate and comprehensive marketing feedback is a valuable tool for consumer goods companies for pre-testing and refining marketing programs for execution in more traditional media.

     The Company's extensive member data profiles also allow it to provide consumer goods companies with improved research and data products, at a lower cost than traditional research services. For example, the Company recently announced Consumer DirectionsTM, a new research cooperative designed to provide consumer package goods companies with information about behavior in the Internet distribution channel. Additionally, Peapod's captive audience allows the Company to create and maintain highly-targeted research panels at a cost the Company believes to be substantially lower than the consumer panels of current research firms.

Technology

         The Website. The www.peapod.com Website provides the Company with a distributed, scalable, and secure online grocery retailing capability that is accessible and easy to use for consumers. The highly specialized software has been designed around industry standard architectures and provides 24-hour/7-day per week availability for online shopping.

         Applications. The Company employs a number of technologies that enable efficient system operations and a responsive consumer experience. All Website business logic is encapsulated in a set of reusable business objects that provide software developers a layer of abstraction between the page layout and the underlying data elements and database calls. This abstraction reduces the effort associated with online feature and content development along with the management required to maintain large numbers of products and their frequent pricing and availability changes. The Company's Lexicon system distributes and manages frequently-accessed content and data in order to assure customers a responsive and personalized online shopping session.

         A key attribute of the Peapod application is its ability to target various forms of redeemable content, such as advertisements, electronic coupons, online surveys and product samples, to various customers based on a range of defined criteria. The Company has developed the Universal Event Processor, a flexible, high-performance database application, to manage the targeting and redemption of these events. The flexibility of this targeting and redemption capability enables the Company to offer sophisticated advertising and market research services to its consumer packaged goods clients.

         Transaction Systems. The Company has deployed several enterprise transaction systems that manage the Peapod service operations and integrate with the online retailing application. The fulfillment management systems, using a combination of commercially-available and internally-developed applications, reside largely in the Company's fulfillment centers and provide logistics support for order picking and vehicle routing. Centralized customer support systems manage call center operations, customer billing and electronic payment processing, and provide for ongoing service policy management and customer communication.

         Location. The Company's primary data center is housed in its corporate headquarters where systems operations personnel administer the online shopping application, network services and transaction processing systems. The Company uses the services of several outside firms to provide connectivity to the Internet and its own fulfillment centers, security, network and systems monitoring, data backup and redundant power generation.

Marketing and Promotion

     Consumer Marketing. The Company's marketing objectives include increasing member acquisition, retention, usage, and grocery order size, along with Peapod brand awareness. Peapod executes an integrated, multi-media promotional plan that includes radio and newspaper advertising, direct mail, mass transit, Internet advertising and local branding on employee uniforms and delivery trucks. In addition, the Company believes that over time the extensive database and one-to-one marketing capabilities of its online system will provide it with opportunities to tailor its services to the unique needs of its members, and thereby improve membership satisfaction.

      Interactive Marketing. Peapod's interactive marketing personnel provide sales and client service support to consumer goods companies and other advertisers. The Company, from time-to-time, enters into relationships with advertising agencies and other third parties to sell certain media and promotional products on Peapod's behalf. Peapod also advertises its interactive marketing services in trade publications.

Competition

     The grocery retailing market is extremely competitive. The Company competes with a number of providers of grocery products and services, including traditional grocery retailers, other Internet-based grocery providers, and providers that fulfill orders obtained via telephone or facsimile. The Company also competes with many other companies that seek to implement advertising, promotions and research programs for consumer goods companies. Many of the Company's competitors are larger and have substantially greater resources than the Company. In addition, the Company believes that this competition will intensify as more grocery retailers, online marketing services companies and information services companies seek to offer services in competition with the Company.

     Companies operating in the electronic (computer, facsimile or phone) grocery shopping and delivery business compete on several factors, including the ease of use, functionality and reliability of the shopping and ordering system, product selection, price, the reliability and professionalism of delivery operations and other customer services, and general brand awareness. The Company has not experienced significant competition to date from other electronic grocery and delivery services in any of its markets, other than Chicago and Boston where several warehouse-based delivery services have recently emerged.

     The Company believes that many large grocery retailers may initiate Internet shopping and delivery programs over time due to the large potential size of this channel, as well as the retailers' need to defend their traditional customer base. Additionally, new retailers are likely to emerge with warehouse-based distribution models in an attempt to lead the development of the new channel. Because of the large capital investments required to develop Internet grocery shopping and delivery systems and to operate the service, the Company believes that well-capitalized companies, or start-up companies with access to significant capital, pose the most significant long-term competitive threat.

     With respect to interactive marketing services, the Company competes with many other companies that seek to sell and execute advertising, promotions and research programs to consumer goods companies. This market is extremely competitive and includes advertising and promotional agencies, companies implementing free-standing insert ("FSI") coupon programs and in-store promotions, and traditional consumer product research businesses. These companies also cover a variety of media, including print, television or Internet. Companies in this market compete on the basis of audience size for media exposure, demographics of the audience, effectiveness in generating sales, quality of research data and analysis, cost and other factors. The Internet medium is in the early stages of growth as a forum for advertising, promotion and research. The Company believes that this medium, and in particular online grocery shopping services, offer opportunities to impact sales of consumer products to a greater degree than traditional media and promotions, and to perform higher quality and more cost-effective research. See "--Peapod Services; Interactive Marketing."

Employees

     As of December 31, 1998, the Company had approximately 240 full-time and 1,125 part-time employees. Substantially all of the part-time employees serve in grocery picking, packing, delivery and member support positions. Of the Company's full-time employees, approximately 160 are in field operations or member support functions, with the remainder in information technology, sales and marketing, and general and administrative functions. None of the Company's employees is represented by a collective bargaining unit.
The Company considers its relations with its employees to be good.


Intellectual Property and Other Proprietary Rights

     The Company believes that its success and ability to compete is somewhat dependent upon its systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and other measures to establish and protect its proprietary rights. The Company does not have any patents. The Company has U.S. registrations for the "Peapod" service mark and associated logos and for Peapod's "Smart Shopping for Busy People" slogan. The Company has registered copyrights, or has applied for copyright registration, with respect to its Website and certain marketing materials. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued development of its systems and technology, and brand name recognition are more important to establish and maintain a leadership position and strengthen its brand. As part of its confidentiality procedures, the Company generally enters into agreements with its employees and strategic partners and limits access to and distribution of its software, documentation and other proprietary information.


Item 2.  Properties

     The following are the principal properties of the Company:

Location                 Function                 Owned/Leased      Usable Space
----------------     ---------------------     -----------------    ------------
Skokie, IL             Corporate Office               Leased           49,068
Niles, IL              Warehouse                      Leased           35,479 *
Boston, MA             Regional Office                Leased            1,461
San Francisco, CA      Regional Office                Leased            2,553
Union City, CA         Warehouse                      Leased           46,104
Columbus, OH           Regional Office                Leased              878

* The usable space in this warehouse will increase to 70,958 in March 1999.


Item 3.  Legal Proceedings

     The Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                    PART II


Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

     The principal market for Peapod's common stock is The Nasdaq National Market ("NASDAQ"). On March 26, 1999, there were approximately 269 holders of record of Peapod common stock. High and low sales prices of Peapod's common stock as reported by NASDAQ for each quarter of 1997 and 1998 follows:


                           1997                                1998
                 ---------------------------       -----------------------------
                    High             Low                High              Low
                 ------------    -----------       ------------     ------------
Calendar Quarter Ended:
 March 31 .......                                    $ 8.750          $ 4.500
 June 30 *.......$18.500          $11.250             10.030            4.063
 September 30.... 13.750            7.875              8.688            4.688
 December 31..... 14.000            5.000             13.500            2.750

     * The Company conducted an initial public offering on June 10, 1997 at $16.00 per share.

         The Company has not declared any dividends since its initial public offering. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, limitations on dividend payments pursuant to the terms of debt agreements and such other factors as the Board of Directors may deem relevant.

Item 6.           Selected Financial Data

     The selected statement of operations and balance sheet data set forth below have been derived from the historical financial statements of the Company. The historical financial statements as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998 have been audited by KPMG LLP, independent certified public accountants, whose report thereon appears elsewhere in this document. The statement of operations and balance sheet data set forth below as of, and for the years ended, December 31, 1994 and 1995, as well as the balance sheet data as of December 31, 1996, have been derived from the Company's unaudited internal financial statements and reflect all adjustments which management considers necessary for a fair and consistent presentation of the results of operations for those periods. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this document.

                                      Years Ended December 31,
          ----------------------------------------------------------------------

                         1994         1995       1996        1997         1998
                     (dollars  in  thousands,  except  share and per share data)
Statement of Operations Data:(1)
Revenues:(2)
 Net product sales...$   6,745    $  12,731 $    22,015 $    43,487  $   57,305

 Member and retailer.... 1,260        2,315       4,558      11,234       9,650

 Interactive marketing .    --          163       1,069       2,222       1,460

 Licensing..............    --           --          --         --          850

  Total revenues........ 8,005       15,209      27,642      56,943      69,265

Cost of goods sold......(6,404)     (11,997)    (20,485)    (40,823)    (53,903)

Other costs and expenses(5,918)      (9,796)    (17,188)    (31,060)    (39,420)

Operating loss..........(4,317)      (6,584)    (10,031)    (14,940)    (24,058)

Net loss..........      (4,347)      (6,592)     (9,566)    (12,979)    (21,565)

Basic and diluted net
 loss per share......$   (0.75)   $   (0.79) $    (0.82) $    (0.87) $    (1.27)

Shares used to compute basic and diluted net
 loss per share..... 5,804,055    8,357,585  11,664,956  14,915,734  16,964,439


                                               As of December 31,
          ----------------------------------------------------------------------
                                    1994          1995         1996         1997        1998
Operating Data:(1)
Markets(3)......                       2             2            4             8           8
Members(4)......                   8,400        13,300       35,400       100,400      95,000
Orders (for the year ended)...    70,300       124,100      201,100       396,600     494,700
Households in service area(5). 1,917,000     2,204,200    3,581,000     6,488,000   6,628,500

Balance Sheet Data:(1)
Cash and cash equivalents .....$   2,254     $   2,466    $  13,039     $  54,079   $   4,341
Marketable securities............     --            --           --         8,798      31,049
Total assets.....................  3,465         4,531       16,528        69,110      42,971
Long-term obligations............     47           374          340           701         395
Total stockholders' equity.......  1,435         1,413        8,403        54,803      33,606

(1) Prior to May 31, 1997, represents the financial and operating information of Peapod LP, the predecessor entity to the Company.
(2) Net product sales represent groceries sold to members. Member and retailer revenues include fees from members and retail partners related to the Company's online services and grocery and delivery operations. Interactive marketing revenues include fees from advertising, promotions and research.
(3) Represents the number of metropolitan markets served.
(4) Represents the number of households and businesses subscribing to the Peapod services.
(5) Represents the number of households in areas that can be served from Peapod's existing fulfillment centers (i.e., the facilities at which member orders are shopped and packed for delivery).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements including the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation (i.e., some fulfillment operations expenses that were administrative functions have been moved to general and administrative and others which were advertising related were moved to marketing and selling expenses).

RESULTS OF OPERATIONS

1998 Compared to 1997

         Net product sales. Net product sales, which are the sales of groceries to members, increased 32% from $43,487,000 in 1997 to $57,305,000 in 1998. This increase was principally due to a 25% increase in the number of orders and a 6% increase in the size of the average grocery order. The total number of orders increased from 396,600 in 1997 to 494,700 in 1998. Total membership at December 31, 1997 and 1998 was 100,400 and 95,000, respectively. Decreases in the Company's membership base resulted largely from closing the Atlanta market in January 1998 and from deliberate postponement of acquisition marketing programs in 1998 to focus resources on centralizing the distribution fulfillment model.

         Member and retailer revenue. Member and retailer revenue includes subscription, service and other fees paid by members and retail partners related to Peapod's online shopping and delivery operations. Revenues from such services decreased 14% from $11,234,000 in 1997 to $9,650,000 in 1998. The decrease was primarily attributable to an absence of market opening and related fees in 1998 compared to the openings of four new markets in 1997. New lower membership pricing plans implemented during 1998 also contributed to the decrease.

         Interactive marketing revenue. Revenues from interactive marketing include fees from consumer goods companies for interactive advertising, promotion and research services. Revenues from interactive marketing decreased 34% from $2,222,000 in 1997 to $1,460,000 in 1998. The decrease is due to the
Company's decision to limit member acquisition spending and geographic growth during 1998.

         Licensing revenue. During 1998, $850,000 of maintenance and licensing fees were recognized relating to the licensing of the Company's software to Coles Myer Ltd. No such fees were recognized in 1997. On December 31, 1998, the Company concluded a restructuring transaction that established its licensing business into a newly-formed company called Split Pea Software, Inc ("Split Pea"). The Company owns a minority interest of 40% of the voting common stock of Split Pea. All future licensing services will be provided by Split Pea which will collect all future licensing revenue.

         Cost of goods sold. Cost of goods sold, which are the cost of groceries sold to members, increased 32% from $40,823,000 in 1997 to $53,903,000 in 1998, commensurate with the increase in net product sales.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of member orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and member support. Fulfillment operations expenses increased 19% from $14,469,000 in 1997 to $17,196,000 in 1998. This increase is primarily attributable to the direct costs of shopping, packing and delivering the increased volume of orders

         At December 31, 1998, Peapod fulfilled member orders from 36 fulfillment centers compared to 52 such centers at the end of 1997. In 1998, 15 fulfillment centers were consolidated into existing ones and 1 in Atlanta was closed when the market closed in early 1998. One fulfillment center was added with the opening of the New York market.

         General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, increased 35% from $5,935,000 in 1997 to $8,029,000 in 1998. This increase resulted primarily from expenses related to being a public company such as investor relations fees, franchise taxes, permits and licenses, legal and accounting expenses. With the growth and relocation of the Company's headquarters, occupancy expense also increased.

         Marketing and selling. Marketing and selling expenses include the cost of member acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to interactive marketing services. Marketing and selling expenses decreased by 2% from $7,726,000 in 1997 to $7,545,000 in 1998. The decrease in marketing and selling expenses was attributable to savings for compensation related expenses and a delay in marketing programs offset by a fourth quarter 1998 write-off of prepaid marketing costs. During 1998, the Company focused resources on transitioning its fulfillment operations to a centralized distribution model. During that period the Company reduced certain member acquisition marketing expenditures.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, doubled from $1,696,000 in 1997 to $3,386,000 in 1998. This increase resulted primarily from (i) higher staffing and associated expenses required to support the Company's growth, (ii) evolution to a new centralized fulfillment and Internet model, and (iii) a reduced amount of software development costs capitalized in 1998.

         Depreciation and amortization. Depreciation and amortization increased 165% from $1,234,000 in 1997 to $3,264,000 in 1998. This increase resulted largely from the fourth quarter 1998 write-off of capitalized software costs for previous versions of the Company's software and due to a change in depreciable lives of various fixed assets.

         Other income (expense). Other income (expense) includes interest paid on subordinated debentures and capital leases and interest earned on cash balances. Interest expense increased from $83,000 in 1997 to $190,000 in 1998 related to additional capital leases. Interest income increased from $2,044,000 in 1997 to $2,683,000 in 1998, resulting from the investment of proceeds from the Company's initial public offering in June 1997.


1997 Compared to 1996

         Net product sales. Net product sales, increased by 98% from $22,015,000 in 1996 to $43,487,000 in 1997, principally due to an increase in the number of orders. The total number of orders increased from 201,100 in 1996 to 396,600 in 1997. Total membership at December 31, 1996 and 1997 was 35,400 and 100,400, respectively, reflecting an increase of 184%. Increases in the Company's membership base resulted largely from the introduction of the Peapod service in four new markets in 1997: Houston, Atlanta, Dallas and Austin, as well as increased penetration in the Chicago, San Francisco/San Jose, Columbus and Boston markets.

         Member and retailer revenue. Revenue from members and retailers increased 146% from $4,558,000 in 1996 to $11,234,000 in 1997. This increase is primarily attributable to (i) additional fees paid by new and existing retailers, (ii) higher grocery volumes and order quantities, (iii) the increasing size of the Company's membership base, and (iv) the addition of new markets during the year.

         Interactive marketing revenue. Revenue from interactive marketing increased by 108% from $1,069,000 in 1996 to $2,222,000 in 1997. The increase is primarily due to an increasing number of interactive marketing services clients during the year.

         Cost of goods sold. Cost of goods sold increased from $20,485,000 in 1996 to $40,823,000 in 1997, commensurate with the increase in net product sales.

         Fulfillment operations. Fulfillment operations expenses increased 110% from $6,889,000 in 1996 to $14,469,000 in 1997. The increase was primarily attributable to (i) salaries and overhead expenses of new fulfillment centers,
(ii) the direct costs of shopping, packing and delivering member orders relating to the increased volume of orders, (iii) salaries and overhead expenses for member support, (iv) salaries and overhead expenses for four new markets opened in 1997, and (v) new training and recruiting functions created to assist in the rapid opening and support of new markets and new fulfillment centers.

         At  December  31,  1997,   Peapod   fulfilled  member  orders  from  52
fulfillment centers across eight metropolitan markets, compared to 27 fulfillment centers across four metropolitan markets at December 31, 1996. Four new metropolitan markets and 25 fulfillment centers were added during 1997 compared to two new metropolitan markets and 14 fulfillment centers added during 1996.

         General and administrative. General and administrative expenses increased 57% from $3,785,000 in 1996 to $5,935,000 in 1997. The increase resulted primarily from occupancy expenses related to the centralization of field support functions, the relocation of the Company's headquarters, and an increase in staffing levels to support the Company's growth.

         Marketing and selling. Marketing and selling expenses increased by 63% from $4,739,000 in 1996 to $7,726,000 in 1997. The increase is principally due to additional marketing staff to support the growth in interactive marketing services and other marketing initiatives, along with more aggressive member acquisition programs during the year.

         System development and maintenance. System development and maintenance expenses increased 51% from $1,124,000 in 1996 to $1,696,000 in 1997. In 1996,
Peapod began work on Version 5.0 of its end-user software. During 1997, the Company capitalized $849,000 of these development costs while $148,000 of these development costs were capitalized during 1996.

         Depreciation and amortization. Depreciation and amortization increased 90% from $651,000 in 1996 to $1,234,000 in 1997. This increase was the result of equipment added to support new members, new fulfillment centers and new employees, and changes in the depreciable lives of certain capital assets already in service.

         Other income (expense). Interest expense increased from $72,000 in 1996 to $83,000 in 1997. Interest income increased from $537,000 in 1996 to $2,044,000 in 1997 resulting from the investment of proceeds from the Company's initial public offering in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities increased from $6,277,000 in 1997 to $24,294,000 in 1998. The increase in cash used in operating activities was primarily attributable to increased net losses, a decrease in accounts payable and an increase in receivables. As of December 31, 1998, the Company had
$4,341,000  in  cash  and  cash   equivalents   and  $31,049,000  in  marketable
securities. In 1997, the Company sold equity which generated aggregate net proceeds of $58,846,000, including $58,120,000 of net proceeds from the Company's initial public offering of Common Stock in June 1997 (the "IPO"). The Company intends to continue using the net proceeds from the IPO primarily for expansion into new geographic markets, further penetration in existing markets and funding the transition to a centralized distribution model. The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

         As of December 31, 1998, the Company's principal sources of liquidity consisted of $35,390,000 of cash and marketable securities. The Company anticipates that the existing cash and marketable securities will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

         The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 DISCLOSURE

         The "Year 2000" problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with its own Year 2000 compliance or that internal Year 2000 issues will have a material impact on the Company's business, results of operations or financial condition. The Company's software systems and applications are currently Year 2000 compliant. In addition, with respect to the Company's ability to obtain product information, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company will establish alternative procedures for obtaining relevant retailer information at a minimal cost to the Company. The Company has not incurred to date, and does not expect to incur, material costs with respect to its initiatives mentioned above.

         Nonetheless, failure of certain third party systems could have a material adverse impact on the Company. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should remediation efforts of third parties with whom the Company does business not be successful. For example, the Company relies on its retail partners and on other third party vendors for inventory that the Company sells. The Company is addressing whether these third parties in its supply chain are adequately addressing their Year 2000 compliance issues. The Company has initiated communications with its significant suppliers and other vendors to determine and monitor the Year 2000 issue and to evaluate the impact on the Company. Failure by such parties to timely address the Year 2000 issue could impact the Company's ability to obtain inventory, among other things, which could have a material adverse impact on the Company's business, financial condition or results of operations.

         Furthermore, the Company utilizes third party equipment, software and content, including non-information technology systems (such as building equipment and security systems) that may not be Year 2000 compliant. The Company is in the process of assessing whether critical third-party systems and equipment and critical non-information technology systems and equipment are adequately addressing the Year 2000 issue. For example, certain operating systems of third party vendors on which certain Company software resides are not yet Year 2000 compliant. Several of these vendors have indicated to the Company that Year 2000 compliant upgrades are available and the Company intends to install these upgrades in the first half of 1999. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expense to remedy problems, which could have a material adverse effect of the Company's business, results of operation and financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

         There are no recently issued accounting standards that will have a material impact on the Company's financial statements.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

         The Company does not have any derivative financial instruments as of December 31, 1998. However, the Company is exposed to interest rate risk. The Company has established policies and procedures to manage the exposure to changes in the market risk of its marketable securities, of which $15,836,000 are current and $15,213,000 are non-current, none of which are considered trading securities. The Company believes that the market risk arising from its marketable securities holdings is not material.

The table below provides information about the Company's marketable securities, including principal cash flows for 1999 through 2001, and the related weighted average interest rates.


Principal amounts by expected maturity (in thousands):
                                             1999           2000          2001

Corporate debt securities:
    Principal............................. $11,768        $ 7,685       $ 1,850
    Weighted average interest rate........    6.00%          6.20%         5.53%

Government obligations:
    Principal............................. $ 3,950        $ 5,550       $ --
    Weighted average interest rate........    5.18%          5.23%        --



Item 8.           Financial Statements and Supplementary Data

                      INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------



Independent Auditors' Report................................................  17

Balance Sheets as of December 31, 1998 and 1997.............................  18

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.19

Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996........ 20

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996........ 21

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.22

Notes to Financial Statements................................................ 23

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Peapod, Inc.:

     We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 1998 and 1997, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peapod, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/KPMG LLP

Chicago, Illinois
February 5, 1999

                                  PEAPOD, INC.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                        (in thousands, except share data)

                                                                              1998               1997
                                                                          ----------------   ---------------
                       Assets
Current assets:
     Cash and cash equivalents..........................................       $ 4,341           $54,079
     Marketable securities..............................................        15,836             8,798
     Receivables, net of allowance for doubtful accounts of $287 and
        $352 in 1998 and 1997...........................................         2,516             1,195
     Prepaid expenses...................................................           186               444
     Other current assets...............................................           974               228
                                                                          ----------------   ---------------
          Total current assets..........................................        23,853            64,744
Property and equipment:
     Computer equipment and software....................................         4,010             4,499
     Service equipment and other........................................         2,147             1,053
                                                                          ----------------   ---------------
Property and equipment, at cost.........................................         6,157             5,552
     Accumulated depreciation...........................................        (2,252)           (2,301)
                                                                          ----------------   ---------------
Net property and equipment..............................................         3,905             3,251
Non-current marketable securities.......................................        15,213               --
Capitalized software development costs..................................           --                998
Goodwill, net of accumulated amortization of $174 in 1997...............           --                117
                                                                          ----------------   ---------------
          Total assets..................................................       $42,971           $69,110
                                                                          ================   ===============
         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable...................................................       $ 3,442           $ 7,514
     Accrued compensation...............................................           802             1,258
     Other accrued liabilities..........................................         2,688               926
     Deferred revenue...................................................         1,000             1,969
     Current obligations under capital lease............................           590               727
                                                                          ----------------   ---------------
          Total current liabilities.....................................         8,522            12,394
Deferred revenue........................................................           448             1,212
Obligations under capital lease, less current portion...................           395               701
                                                                          ----------------   ---------------
          Total liabilities.............................................         9,365            14,307

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................           --                --
        Common stock, $.01 par value, 50,000,000 shares authorized;
            17,245,828 and 16,852,557 shares issued in 1998 and 1997....           172               169
     Additional paid-in capital.........................................        64,319            63,148
     Accumulated other comprehensive income -
          Unrealized gain on available-for-sale securities                          83               --
     Accumulated deficit................................................       (30,060)           (8,495)
     Treasury stock, at cost, 117,476 and 2,000 shares in 1998 and 1997.          (908)              (19)
                                                                          ----------------   ---------------
          Total stockholders' equity....................................        33,606            54,803
                                                                          ================   ===============
          Total liabilities and stockholders' equity....................       $42,971           $69,110
                                                                          ================   ===============

              See accompanying notes to financial statements.


                                  PEAPOD, INC.

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                      (in thousands, except per share data)


                                                1998                   1997                    1996
                                           ---------------        ----------------        ----------------
Revenues:
     Net product sales....................     $  57,305               $  43,487                $ 22,015
     Member and retailer..................         9,650                  11,234                   4,558
     Interactive marketing................         1,460                   2,222                   1,069
     Licensing............................           850                   --                      --
                                           ---------------        ----------------        ----------------
          Total revenues..................        69,265                  56,943                  27,642
Costs and expenses:
     Cost of goods sold...................        53,903                  40,823                  20,485
     Fulfillment operations...............        17,196                  14,469                   6,889
     General and administrative...........         8,029                   5,935                   3,785
     Marketing and selling................         7,545                   7,726                   4,739
     System development and
        maintenance.......................         3,386                   1,696                   1,124
     Depreciation and amortization........         3,264                   1,234                     651
                                           ---------------        ----------------        ----------------
          Total costs and expenses........        93,323                  71,883                  37,673
                                           ---------------        ----------------        ----------------
Operating loss.............................      (24,058)                (14,940)                (10,031)
Other income (expense):
     Interest income......................         2,683                   2,044                     537
     Interest expense.....................          (190)                    (83)                    (72)
                                           ===============        ================        ================
Net loss..................................     $ (21,565)              $ (12,979)               $ (9,566)
                                           ===============        ================        ================
Net loss per share:
     Basic................................     $   (1.27)              $   (0.87)               $  (0.82)
     Diluted..............................     $   (1.27)              $   (0.87)               $  (0.82)

Shares used to compute net loss per share:
     Basic................................    16,964,439              14,915,734              11,664,956
     Diluted..............................    16,964,439              14,915,734              11,664,956

          See accompanying  notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                          -----------------  ---------------- -------------
                                                                1998              1997               1996
                                                          -----------------  ---------------- -------------

Net loss                                                        $ (21,565)        $ (12,979)       $ (9,566)
Other comprehensive income:
     Unrealized gain on available-for-sale securities                  83            --               --
                                                          -----------------  ----------------  ------------
Comprehensive income (loss)                                     $ (21,482)        $ (12,979)       $ (9,566)
                                                          =================  ================  ============

       See accompanying  notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                        (in thousands, except share data)

                                                                                                   Accumulated
                                                                                                     Other
                                                 Common Stock       Treasury Stock   Additional    Comprehensive  Accumulated
                                                 Shares    Amount   Shares   Amount  Paid-in Capital Income        Deficit    Total
                                                ------------------------------------------------------------------------------------
Balance at January 1, 1996......................9,564,371    $ 95     --    $ --     $ 1,317         $--      $     --     $  1,412
Issuance of stock, net of offering costs........2,876,000      29     --      --      16,203          --            --       16,232
Issuance of stock for services rendered.........      100      --     --      --           1          --            --            1
Issuance of stock for services rendered and at a
   discount....................................    86,341       1     --      --         323          --            --          324
Net loss.......................................     --         --     --      --      (9,565)         --            (1)      (9,566)
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1996...................12,526,812     125     --      --       8,279          --            (1)       8,403
Issuance of stock prior to May 31, 1997 for
   services rendered at a discount.............    89,080       1     --      --         577          --           --           578
Issuance of stock for services rendered........    15,000      --     --      --         105          --           --           105
Issuance of stock  upon exercise of warrants...     8,125       1     --      --          17          --           --            18
Issuance of stock  upon exercise of options....   213,540       2     --      --         575          --           --           577
Treasury stock.................................     --         --    (2,000)   (19)       --          --           --           (19)
Initial public offering of stock, net of
   offering costs.............................. 4,000,000      40     --      --      58,080          --           --        58,120
Net loss - from January 1, 1997 through May 31,
   1997........................................     --         --     --      --      (4,485)         --           --        (4,485)
Net loss - subsequent to May 31, 1997..........     --         --     --      --          --          --        (8,494)      (8,494)
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1997...................16,852,557     169    (2,000)   (19)   63,148          --        (8,495)      54,803
Issuance of stock for services rendered........     6,143      --     --      --          45          --           --            45
Issuance of stock  upon exercise of warrants...    28,793      --     --      --          64          --           --            64
Issuance of stock  upon exercise of options and
   for employee stock purchase plan.............. 358,335       3     --      --       1,062          --           --         1,065
Treasury stock...................................   --         --  (115,476)  (889)       --          --           --          (889)
Unrealized gain on available-for-sale securities.   --         --     --      --          --          83           --            83
Net los........................................     --         --     --      --          --          --      (21,565)      (21,565)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998 ...................17,245,828   $172  (117,476) $(908)  $64,319         $83     $(30,060)      $33,606
                                                ====================================================================================

          See accompanying  notes to financial statements.


                                  PEAPOD, INC.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                              1998            1997            1996
                                                          -------------   -------------   -------------
Cash flows from operating activities:

    Net loss.........................................       $ (21,565)      $ (12,979)       $ (9,566)

    Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization................           3,264           1,234             651

        Stock and options issued for services rendered             45             533             147

        Loss on disposition of fixed assets..........             270             204               2

        Changes in operating assets and liabilities:

            (Increase) decrease in receivables, net..          (1,321)           (660)           (349)

            (Increase) decrease in prepaid expenses..             258               5            (310)

            (Increase) decrease in other current assets          (746)            (39)             55

            Increase (decrease) in accounts payable..          (4,072)          4,144           1,710

            Increase (decrease) in accrued compensation          (456)            179             732

            Increase (decrease) in other accrued liabilities    1,762              50             483

            Increase (decrease) in deferred revenue..          (1,733)          1,052           1,943
                                                          -------------   -------------   -------------

                Net cash used in operating activities         (24,294)         (6,277)         (4,502)

Cash flows from investing activities:

    Property and equipment purchased.................          (2,346)         (1,515)           (824)

    Capitalized software development costs...........            (513)           (849)           (148)

    Purchases of marketable securities...............         (53,352)         (8,798)           --

    Sales of marketable securities...................          31,184             --             --

    Proceeds from sale of property and equipment.....             117              21            --
                                                          -------------   -------------   -------------

                Net cash used in investing activities         (24,910)        (11,141)           (972)

Cash flows from financing activities:

    Proceeds from issuance of stock, net of offering costs       --            58,270          16,409

    Proceeds from issuance of stock upon exercise of warrants      64              18           --

    Proceeds  from  issuance  of stock  upon  exercise  of                                      --
     options and employee stock purchase plan .......           1,065             558           --

    Stock purchased for treasury.....................            (889)             --           --

    Repayment of subordinated debentures.............                                            (125)

    Payments on capital lease obligations............            (774)           (388)           (237)
                                                          -------------   -------------   -------------

            Net cash provided by (used in)financing activities   (534)         58,458          16,047
                                                          -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents.         (49,738)         41,040          10,573

Cash and cash equivalents at beginning of year.......          54,079          13,039           2,466
                                                          =============   =============   =============

Cash and cash equivalents at end of year.............       $   4,341        $ 54,079        $ 13,039
                                                          =============   =============   =============



Supplemental disclosure of  cash flows
   information--interest paid.........................      $     159        $     67        $     72
Supplemental   disclosures   of  noncash   investing   and
   financing activity:
        Equipment on capital leases..................             331           1,144             502
        Options exercised by sale of stock to the Company         889              19              --
                                                          =============   =============   =============

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

     In a conversion (the "Conversion") that was effected on May 31, 1997 (i) all of the equity interests in Peapod LP were transferred to the Company in exchange for 12,656,417 shares of Common Stock, (ii) Peapod LP was dissolved,
(iii) all of the assets and liabilities of Peapod LP were transferred to the Company, and (iv) outstanding options and warrants for equity interests in Peapod LP were exchanged for warrants and options for shares of the Company's Common Stock. The transfer of the assets and liabilities of Peapod LP to the Company has been recorded by the Company at the historical carrying values of Peapod LP. The financial statements are presented as if the Company were in existence throughout all periods. Net losses incurred by Peapod LP through May 31, 1997 have been reflected in additional paid-in capital since such losses were allocated to the partners of Peapod LP (and do not represent a component of the Company's accumulated deficit).

     On June 10, 1997, the Company completed its initial public offering and issued 4,000,000 shares of common stock, resulting in net proceeds (after deducting offering costs) of $58.1 million.

     The Company is an interactive online grocery shopping and delivery service, which as of December 31, 1998 operated in the Chicago, Illinois; San Francisco/San Jose, California; Columbus, Ohio; Boston, Massachusetts; Long Island, New York; and Dallas, Houston and Austin, Texas metropolitan markets.



(2) Summary of Significant Accounting Policies

   Revenue Recognition

     Product sales are recognized when the grocery order is delivered to the customer. Interactive marketing revenues are recognized over the life of the contract as services are provided. Member and retailer revenues consist of grocery retailer fees and fees from consumers. Grocery retailer fees consist of contractual fees which are recognized on a straight-line basis over the life of the contract. Fees from consumers are recognized as earned. Licensing revenues are recognized as such services are provided.

   Cost of Goods Sold

        Cost of goods sold consists of the groceries purchased on behalf of the Company's members, net of product returns and net of performance based fees received from grocery retailers.

   Member Acquisition Costs

     Member acquisition costs are expensed as incurred.

   Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less.

   Marketable Securities

     Investments in marketable securities are classified as "held-to-maturity" securities or as "available-for-sale" securities. Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair value, based on the quoted market price of each individual security on the balance sheet date. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are included in stockholders' equity as "accumulated other comprehensive income unrealized gain on available-for-sales securities".

   Property and Equipment

     Property  and  equipment  is  recorded  at  cost  and   depreciated   on  a
straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

   Capitalized Software Development Costs

     Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, which requires capitalization of certain costs incurred subsequent to the determination of technological feasibility. The Company has determined that technological feasibility occurs in its product development cycle when a working model exists. Capitalization ceases and product amortization commences upon the general release of the product. Amortization is computed on a product-by-product basis, using the lesser of the product's estimated useful life or a period based on anticipated revenues. The Company capitalized $513,000, $849,000 and $148,000 in consumer product software development costs in 1998, 1997 and 1996, respectively. Amortization expense in 1998 totaled $353,000. No amortization expense was recorded in 1997 and 1996. In December 1998, the remaining capitalized software development costs of $1,158,000 were written-off and are included in depreciation and amortization in the statement of operations. The write-off included the costs associated with Version 5.0 of the Company's software which will no longer be utilized and supported by the Company. In addition, the Company's development cycle for the HTML version has accelerated due to the rapid change in internet technology. As the Company's HTML product is continuously updated and the technology is constantly changing, the Company has written-off these costs as of December 31, 1998.

   Goodwill

     Goodwill was being amortized on a straight-line basis over its estimated useful life of eight years. During December 1998, goodwill of $78,000 was written-off as it was determined to have no future value.

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

   Earnings per Share

     The Company applies SFAS No. 128, Earnings Per Share, in computing earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock options and warrants (using the treasury stock method). However, since the diluted net loss per share would be anti-dilutive, the basic net loss per share is used.

     Potentially diluted securities outstanding, which include options and warrants, were 2,655,000, 2,634,000 and 1,723,000 as of December 31, 1998, 1997
and 1996, respectively.

   Quarterly Results

The accompanying unaudited quarterly results reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature.


(3) Reliance on Certain Relationships

     The business of the Company is dependent upon contracts with a grocery retailer in each metropolitan market where the Company is doing business. The continuation and the favorable renegotiation of each of its existing contracts with grocery retailers are material to the Company's operations. A number of these agreements are terminable prior to expiration by either party with short notice.

     The  Company's   Chicago  market,   serviced   through  an  agreement  with
Jewel/Osco, accounted for approximately 42%, 44%, and 67% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively.


(4) Marketable Securities

     At December 31, 1998 and 1997, respectively, the Company's marketable securities, consisted of (in thousands):

                                                                 Gross              Gross
                                                               unrealized        unrealized
    December 31, 1998                       Amortized           holding         holding losses
                                               cost               gains                             Fair Value
                                           --------------     --------------    ---------------    --------------
Current investments:
    Securities held-to-maturity:
         Corporate debt securities..........   $    200            $   --           $   --           $   200

    Securities available-for-sale:
         Government obligations.............      3,936                  6              --             3,942
         Corporate debt securities..........     11,671                 24              (1)           11,694
                                           --------------     --------------    ---------------    --------------
                                               $ 15,807            $    30          $   (1)          $15,836
                                           ==============     ==============    ===============    ==============
Non-current investments:
    Securities available-for-sale:
         Government Obligations.............    $ 5,561            $    34          $  (13)           $ 5,582
         Corporate debt securities..........      9,598                 38              (5)             9,631
                                           --------------     --------------    ---------------    --------------
                                               $ 15,159            $    72          $  (18)           $15,213
                                           ==============     ==============    ===============    ==============

                                                                 Gross              Gross
                                                               unrealized        unrealized
    December 31, 1997                       Amortized           holding         holding losses
                                               cost               gains                             Fair Value
                                           --------------     --------------    ---------------    --------------
Current investments:
    Securities held-to-maturity:
         Commercial paper...................    $ 7,604            $    --           $    --            $ 7,604

    Securities available-for-sale:
         Commercial paper...................        787                 --                --                787
         Corporate debt securities..........        407                 --                --                407
                                           ==============     ==============    ===============    ==============
                                                $ 8,798            $    --           $    --            $ 8,798
                                           ==============     ==============    ===============    ==============


         At December 31, 1998 maturities of debt securities classified as available-for-sale and held-to-maturity were as follows (in thousands):


                                            Amortized cost     Fair Value
                                           ---------------     ---------------
Securities held-to-maturity:
   Due through 1999.....................       $  200              $  200

Securities available-for-sale:
   Due within one year...................      15,607              15,636
   Due after one year through five years       15,159              15,213
                                            ===============     ===============
                                             $ 30,966            $ 31,049
                                            ===============     ===============

         Using the specific identification method, the gross realized gains and gross realized losses on the sale of available-for-sale securities were approximately $33,000 and $0, respectively for the year ended December 31, 1998. No such securities were sold in 1997.


(5) Commitments and Contingencies

   Capital Leases

     The Company has capitalized certain equipment and furniture acquired through capital leases. The future minimum lease payments as of December 31, 1998 are as follows (in thousands):


                    1999 ......................................     $    656
                    2000.......................................          291
                    2001.......................................           77
                    2002.......................................           51
                                                               ---------------
                                                                       1,075
                    Less amount representing interest..........           90
                                                               ---------------
                                                                         985
                    Less current obligations...................          590
                                                               ===============
                                                                     $   395
                                                               ===============

     Costs and related accumulated amortization for equipment under capital leases totaled $1,828,000 and $951,000 respectively, as of December 31, 1998; and $2,143,000 and $840,000, respectively, as of December 31, 1997. Amortization expense totaled $757,000, $542,000 and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Operating Leases

     The Company leases its office facilities, warehouses and trucks under non-cancelable operating leases. Rent expense on total operating leases totaled $823,000, $462,000 and $238,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Total future minimum lease payments under non-cancelable operating leases as of December 31, 1998 are as follows (in thousands):

                    1999............................       $     1,302
                    2000............................             1,324
                    2001............................             1,316
                    2002............................             1,154
                    2003 and beyond.................             1,687
                                                     --------------------
                                                           $     6,783
                                                     ====================

     The Company maintains an unsecured letter of credit in support of the minimum future lease payments under a lease for office space amounting to $1,350,000 as of December 31, 1998, declining at certain times during the lease term. The letter of credit expires on November 21, 1999; however, it is expected to be renewed annually over the life of the lease. The Company also maintains an unsecured letter of credit for warehouse space amounting to $332,000 as of December 31, 1998. The letter of credit expires on October 15, 1999 and is expected to be renewed annually over the life of the lease.

   Contingencies

     The Company is involved in lawsuits and claims which arise in the ordinary course of business. There are no such matters pending that the Company believes to be material in relation to its business, financial condition, or results of operations.


6) Partnership Agreement

Peapod LP, in accordance with the partnership agreement, was required to pay a management fee to the general partner. For the years ended December 31, 1997 and 1996, the amount charged to general and administrative expenses totaled $73,000 and $175,000, respectively. The partnership agreement was terminated upon the Conversion.


(7)      Peapod LP Equity Programs

     Peapod LP had a program where certain executives and advisors were able to receive stock in lieu of compensation. The program allowed these executives and advisors to receive stock at 85% of the estimated fair market value. Expense was recognized based on the discount from estimated fair market value of the stock at the date of issuance. This program was terminated in 1997 prior to the Conversion.

     Peapod LP also had a director purchase plan whereby each director of the Peapod LP was eligible to purchase stock at 85% of the estimated fair market value, up to $50,000 annually. Expense was recognized based on the discount from estimated fair market value of the stock at the date of issuance. This program was terminated in 1997 prior to the Conversion.

     During the year ended December 31, 1996, 86,341 shares were issued and $44,000 of expense was reflected in the financial statements. In addition, 45,292 shares were issued on January 1, 1997 for compensation of 1996 services and under the director purchase plan. Expense of $222,000 was reflected in the financial statements for the year ended December 31, 1996.

     During the first quarter of 1997, and prior to the Conversion, 89,080 shares were issued and $428,000 of expense was reflected in the financial statements.


(8)      Options for Stock

     The Company has an option plan providing for the issuance of options to eligible employees, directors, advisors and consultants. This plan permits the Company to issue options on terms that the Company determines appropriate, subject to a maximum life of 10 years. Such terms include exercise price, number of shares, vesting dates and other terms. Peapod LP had two option plans which were terminated upon the Conversion. All outstanding options issued by Peapod LP were exchanged for options for stock of the Company on terms substantially the same as in the original option grants.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's option plans been determined consistent with SFAS No. 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):


                                         1998            1997           1996
 Net loss:
     As reported...............       $(21,565)      $(12,979)       $(9,566)
     Pro forma.................        (25,124)       (15,837)        (9,828)

 Net loss per share:
     As reported-- basic and diluted..$  (1.27)      $  (0.87)       $ (0.82)
     Pro forma-- basic and diluted....   (1.48)         (1.06)         (0.84)


     Under the option plans, the exercise price of each option equals the estimated fair market value of the stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: no expected dividend yield; expected volatility of 50, 50 and 20 percent; risk free interest rates of 5.5%, 6.5% and 6.5%, and expected lives of seven years. The weighted average fair value of options granted was $3.81 in 1998, $8.10 in 1997 and $2.46 in 1996.

     Additional information on stock options is as follows:

                                                1998                  1997                 1996
-----------------------------------------------------------------------------------------------------------

                                                       Weighted             Weighted               Weighted
                                                       average               average                average
                                                       exercise             exercise               exercise
                                            Options     price                 price      Options     price
                                                       Options

   Outstanding at beginning of year......   2,573,956    $ 7.60  1,654,946     $ 2.76   1,472,446     $ 2.20
   Granted...............................   1,352,979      7.00  1,179,200      13.70     285,000       6.00
   Forfeited/cancelled...................    (961,149)    13.31    (46,650)     12.65    (102,500)      3.78
   Exercised.............................    (342,122)     2.87   (213,540)      2.70           --
   Outstanding at end of year............   2,623,664    $ 5.76  2,573,956     $ 7.60   1,654,946     $ 2.76
   Options exercisable at year end.......   1,328,505    $ 4.37  1,150,138     $ 2.45   1,140,172     $ 2.11


     The following table summarizes information about stock options outstanding at December 31, 1998:

                                Weighted
                                average        Weighted                 Weighted
                                remaining      average                   average
Range of          Options       contractual    exercise    Options      exercise
exercise         outstanding    life           price       exercisable     price
 prices

$ 1.33-- 1.76      506,906      4.3 years       $ 1.52       506,906      $ 1.52

  1.77-- 3.52      445,126      5.6               2.54       292,572        2.36

  3.53-- 5.28        5,000      7.7               4.88         --             --

  5.29-- 7.04      681,184      7.1               6.21       178,149        6.43

  7.05-- 8.80      837,297      6.9               7.84       297,309        7.85

 15.84--17.60      148,151      6.9              16.19        53,569       16.19
                =============                              ===========
                 2,623,664      6.2 years       $ 5.76     1,328,505      $ 4.37
                =============  =============    ========== ===========  ========


(9)     Warrants

     Contractually, all warrants issued by Peapod LP were converted into warrants for shares of the Company on a one for one basis. All warrants expire by November 2006. Company stock warrant activity for the years ended December 31, 1998, 1997 and 1996 is summarized below:
                                                          Weighted
                                                           average
                                                          exercise      Exercise
                                              Warrants      price         Price
                                            ------------  ---------   ----------
Outstanding on January 1, 1996...........       64,626      $ 2.15   $1.33--3.25
Granted                                          3,215        7.00    7.00
                                            ------------
Outstanding on December 31, 1996.........       67,841        2.38    1.33--7.00
Exercised................................       (8,125)       2.23    2.23
                                            ------------
Outstanding on December 31, 1997.........       59,716        2.40    1.33--7.00
Exercised................................      (28,793)       2.21    2.21
                                            ------------
Outstanding and exercisable on
  December 31, 1998...................          30,923      $ 2.57   $1.33--7.00
                                            ============  =========

(10)     Income Taxes

     No provision for income taxes was recorded prior to the Conversion, as such liability was the responsibility of the partners of Peapod LP, rather than of the Company. Upon the Conversion of Peapod LP into Peapod, Inc., the Company recorded an initial net deferred tax asset of $839,000 which was offset in its entirety by a valuation allowance. The remaining change in deferred income taxes for the year ended December 31, 1997 relates to the period subsequent to the Conversion.

     There is no provision for income taxes for the years ended December 31, 1998 and 1997 due to the Company's loss before income taxes.

     The provision for income taxes for the year ended December 31, 1997 is based on the loss before income taxes for the period subsequent to the Conversion of $8,494,000. The effective tax rate differs from the U.S. statutory rate. The following table reconciles the provision for income taxes using the U.S. statutory rate with the provision at the effective rate (in thousands):

                                                          1998             1997
                                            ------------------     ------------
Tax benefit at U.S. Federal income tax rate of 34%...$ (7,332)         $ (2,888)
Increase (reduction) in taxes resulting from:
    State income tax benefit, net of Federal effect.   (1,294)             (506)
    Increase in valuation allowance.................    9,865             3,373
    Other...........................................   (1,239)               21
                                             -----------------     -------------
Income tax provision...............                  $    --           $     --
                                             =================     =============

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                       1998                 1997
                                          -----------------     ----------------
    Deferred tax assets:
       Allowance for doubtful accounts.....    $     115            $     141
       Deferred revenues...................          518                  787
       Other ..............................          644                  364
       Net operating loss..................       12,800                3,397
                                          -----------------     ----------------
            Gross deferred tax assets......       14,077                4,689
            Less valuation allowance.......      (14,077)              (4,212)
                                          -----------------     ----------------
                 Net deferred tax assets...           --                   477
                                          -----------------     ----------------

    Deferred tax liabilities:
       Fixed assets......................             --                   (78)
       Capitalized software..............             --                  (399)
                                          -----------------     ----------------
            Gross deferred tax liabilities            --                  (477)
                                          =================     ================
    Deferred income taxes............           $     --             $     --
                                          =================     ================

     The net  change  in the  total  valuation  allowance  for the  years  ended
December  31,  1998 and 1997  was an  increase  of  $9,865,000  and  $3,373,000, respectively. As of December 31, 1998, the Company has approximately $32,000,000 of net operating loss carryforwards, $9,900,000 expiring in 2012 and $22,100,000 expiring in 2018.

(11)     Employee Benefit Plans

     Effective September 1, 1995, the Company implemented a 401(k) savings plan ("Savings Plan"). Qualified employees may participate in the Savings Plan by contributing up to 15% of their gross wages. The Company may elect to make matching contributions at the discretion of the Board of Directors of the Company. The Company has made no contributions through December 31, 1998.

     In 1997, the Company implemented an employee stock purchase plan ("Purchase Plan"). The Company's Purchase Plan provides that eligible employees may contribute up to $6,250 of their base earnings per quarter towards the quarterly purchase of the Company's Common Stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. The total number of shares issuable under the Purchase Plan is 150,000. During 1998, 16,213 shares were issued under the Purchases Plan at prices ranging from $4.46 to $5.95. During 1997, no shares were issued in connection with the Purchase Plan.


(12)         Quarterly Results (Unaudited)

         The following provides an unaudited summary of quarterly financial data. Certain amounts presented in the Company's quarterly reports on Form 10-Q have been reclassified below to conform to the presentation in the accompanying 1998 statement of operations.

                                                                        1998
                                                   (in thousands, except share and per share data)
                                           ----------------------------------------------------------------
                                            1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
                                           --------------   --------------  --------------   --------------
Revenues:
     Net product sales..................... $    15,495       $   14,438      $   13,057       $   14,315
     Member and retailer...................       2,793            2,606           2,306            1,945
     Interactive marketing.................         526              436             263              235
     Licensing.............................          50               50              50              700
                                           --------------   --------------  --------------   --------------
          Total revenues...................      18,864           17,530          15,676           17,195
Costs and expenses:
     Cost of goods sold....................      14,573           13,586          12,295           13,449
     Fulfillment operations................       4,518            4,262           4,114            4,302
     General and administrative............       1,737            2,091           1,925            2,276
     Marketing and selling.................       1,672            1,455           1,462            2,956
     System development and maintenance....         610              821             999              956
     Depreciation and amortization.........         463              509             529            1,763
                                           --------------   --------------  --------------   --------------
          Total costs and expenses.........      23,573           22,724          21,324           25,702
                                           --------------   --------------  --------------   --------------
Operating loss.............................      (4,709)          (5,194)         (5,648)          (8,507)
Other income (expense):
     Interest income.......................         783              752             609              539
     Interest expense......................         (56)             (33)            (44)             (57)
                                           --------------   --------------  --------------   --------------
Net loss...................................  $   (3,982)      $   (4,475)     $   (5,083)       $  (8,025)
                                           --------------   --------------  --------------   --------------

Basic and diluted net loss per share.......  $    (0.24)      $    (0.26)     $    (0.30)       $   (0.47)
                                           ==============   ==============  ==============   ==============
Shares used to compute basic and diluted
    Net loss per share.....................  16,859,437       16,925,120      17,074,771       17,066,961
                                           ==============   ==============  ==============   ==============

                                                                        1997
                                                   (in thousands, except share and per share data)
                                           ----------------------------------------------------------------
                                            1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
                                           --------------   --------------  --------------   --------------
Revenues:
     Net product sales.....................  $    9,216       $   10,177      $   10,208       $   13,886
     Member and retailer...................       2,470            3,271           2,784            2,709
     Interactive marketing.................         425              565             614              618
                                           --------------   --------------  --------------   --------------
          Total revenues...................      12,111           14,013          13,606           17,213
Costs and expenses:
     Cost of goods sold....................       8,623            9,539           9,599           13,062
     Fulfillment operations................       3,335            3,703           3,505            3,926
     General and administrative............       1,195            2,059           1,490            1,191
     Marketing and selling.................       1,437            1,233           1,935            3,121
     System development and maintenance....         376              303             378              639
     Depreciation and amortization.........         212              378             366              278
                                           --------------   --------------  --------------   --------------
          Total costs and expenses.........      15,178           17,215          17,273           22,217
                                           --------------   --------------  --------------   --------------
Operating loss.............................      (3,067)          (3,202)         (3,667)          (5,004)
Other income (expense):
     Interest income.......................         135              201             866              842
     Interest expense......................         (15)             (30)            (13)             (25)
                                           --------------   --------------  --------------   --------------
Net loss...................................  $   (2,947)      $   (3,031)     $   (2,814)       $  (4,187)
                                           --------------   --------------  --------------   --------------

Basic and diluted net loss per share.......  $    (0.23)      $    (0.22)     $    (0.17)       $   (0.25)
                                           ==============   ==============  ==============   ==============
Shares used to compute basic and diluted
    Net loss per share.....................  12,599,133       13,522,753      16,672,852       16,802,695
                                           ==============   ==============  ==============   ==============


(13)    Split Pea Software, Inc.

On December 31, 1998, the Company concluded a restructuring transaction which established its licensing business within a newly-formed company called Split Pea Software, Inc. ("Split Pea"). A group of the new company's senior managers hold majority equity ownership of Split Pea. The Company owns a minority interest of 40% of the voting common stock of Split Pea. All future licensing services will be provided by Split Pea which will collect all future licensing revenue.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                              PART III

Item 10. Directors and Executive Officers of the Registrant

         This information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 6, 1999) is incorporated herein by reference.

(a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed on or before April 6, 1999 in connection with its 1999 Annual Meeting of Stockholders.

(b) Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed on or before April 6, 1999 in connection with its 1999 Annual Meeting of Stockholders.

(c) The following sets forth certain information concerning each of the Company's executive officers.

        Andrew B. Parkinson, age 41, is a co-founder of the Company and has been its Chairman, President and Chief Executive Officer since its founding in 1989. Prior to the founding of the Company, Mr. Parkinson held various brand and product management positions with Kraft Foods, Inc. and Procter & Gamble Co. Mr. Parkinson holds a BA in Economics from Wesleyan University.

         John C. Walden, age 39, has served as the Company's Chief Operating Officer since 1997. He is responsible for the general development and execution of the Company's operating strategies and plans. He joined the Company in 1996 as Executive Vice President, Finance and Business Development. Prior to joining Peapod, Mr. Walden was Director, Media Ventures for Ameritech Corporation where he effected and managed investments in internet companies. Mr. Walden served as a director of Peapod in 1995 as Ameritech Corporation's designee. From 1990 to 1994, he held a variety of executive management positions with Storage Technology Corporation, a computer storage system manufacturer, and a predecessor, XL/Datacomp, Inc., a computer distribution company, including Vice President and General Manager, Vice President, Corporate Development and Strategy and General Counsel.

         Thomas P. Parkinson, age 38, is a co-founder of the Company and has been its Executive Vice President-Chief Technology Officer and a director since its founding in 1989. He has had primary responsibility for directing consumer product development and technology research and development since the Company's founding and he is the principal architect of Peapod's software. Prior to founding the Company in 1989, Mr. Parkinson held various field sales and sales management positions with Procter & Gamble Co. Thomas Parkinson is the brother of Andrew Parkinson, the Company's Chairman, President and Chief Executive Officer.

         Timothy M. Dorgan, age 46, joined the Company in 1994 in his current role, Executive Vice President-Marketing. Mr. Dorgan is responsible for the overall development and management of the Company's marketing activities, including interactive marketing services. Prior to joining Peapod, from 1992 to 1994, Mr. Dorgan served as President of Ketchum Advertising-Chicago, a multinational advertising agency. From 1987 to 1992, Mr. Dorgan was President and Chief Operating Officer of Noble & Associates, an advertising and marketing services firm specializing in food products.

     John A. Furton, age 34, is a co-founder of the Company and serves as Senior Vice President-Chief Information Officer. He joined the Company in 1990. Mr. Furton is responsible for all enterprise technology development including fulfillment and logistics, merchandising and administrative and financial systems as well as the Company's data center and network operations. Additionally, Mr. Furton is responsible for the Company's market development activities, which include structuring and managing its external business relationships with supermarkets and other merchandising partners. Prior to this, Mr. Furton was Vice President of Operations where he managed order fulfillment services. Mr. Furton joined the Company from Kraft Foods, Inc. in Chicago.

         Carl E. Alguire, age 41, currently serves as Senior Vice President-Fulfillment Operations. He joined the Company in 1994 as Regional Vice President and served in that capacity until 1997. Prior to joining the Company, from 1989 to 1994, Mr. Alguire was Vice President of Expressline/Mercury Delivery, Inc. where he was responsible for all daily operations of Cleveland's largest rush delivery company. He also founded and ran a $3.5 million general and grocery delivery business, and held the position of grocery store manager for Fisher Foods, Inc.

         Dan Rabinowitz, age 36, currently serves as Vice President-Chief Financial Officer. He joined the Company in 1995 as Director of Finance and served in that capacity until February 1998. At that time, he became the Company's Vice President-Financial Planning & Control and Treasurer. Prior to joining the Company, Mr. Rabinowitz served as Associate Director for Geneva Capital Markets, a middle markets mergers and acquisitions firm from 1993 through 1995, and Director of Finance at Technology Solutions Company from 1991 through 1993.

         William J. Christopher, age 41, currently serves as Vice President-Member Services. He joined the Company in 1996 as Director-Member Services and served in that capacity until 1997. Prior to joining the Company, from 1991 to 1996, Mr. Christopher held various general management positions at McMaster-Carr Supply.

         Michael P. Brennan, age 35, currently serves as Vice President-Product Management. He joined the Company in 1997 as Director-Grocery Formats and served in that capacity until 1998. Prior to joining the Company, from 1990 to 1996, Mr. Brennan held various positions culminating at Principal for the management consulting firm A.T. Kearney.


Item 11. Executive Compensation

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 6, 1999) is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 6,
1999) is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 6, 1999) is incorporated herein by reference.


                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

         The following financial statements are filed as part of this report:

         Independent Auditor's Report.

         Balance Sheets as of December 31, 1998 and 1997.

         Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

         Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

         Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         Statements  of Cash Flows for the years ended  December 31, 1998,  1997 and 1996.

         Notes to Financial Statements.

(a)(2)   Financial Statement Schedule

         Report of Independent Public Accountants on Financial Statement
              Schedule.

         Schedule II -- Valuation and Qualifying Accounts.

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

              *10.2-- Employment Agreement between the Company and Andrew B. Parkinson, dated June 9, 1997 (incorporated by reference to Exhibit 10.4 of the Registration Statement)

              *10.3-- Employment Agreement between the Company and Thomas L. Parkinson, dated June 9, 1997 (incorporated by reference to Exhibit 10.5 of the Registration Statement)

              *10.4-- Employment Agreement between the Company and John C. Walden, dated June 9, 1997 (incorporated by reference to Exhibit 10.6 of the Registration Statement)

              *10.5-- Employment Agreement between the Company and Timothy M. Dorgan, dated June 9, 1997 (incorporated by reference to Exhibit 10.7 of the Registration Statement)

              *10.6-- Employment Agreement between the Company and John A. Furton, dated June 9, 1997 (incorporated by reference to Exhibit 10.8 of the Registration Statement)

              *10.8 -- Form of Severance Agreement between the Company and each of Andrew B. Parkinson, Thomas L. Parkinson, John C. Walden, Timothy M. Dorgan and John A. Furton, dated June 9, 1997 (incorporated by reference to Exhibit 10.9 of the Registration Statement)

               10.9 -- Amended and Restated Investors Agreement, dated April 1, 1997, among the Company and certain investors (incorporated by reference to Exhibit 10.10 of the Registration Statement)

               10.10--         Unitholders  Agreement  among  Peapod LP, the
                               General  Partners  and  certain   investors,   as
                               amended  (incorporated  by  reference  to Exhibit
                               10.11 of the Registration Statement)

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

              *10.13-- 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10 of the Registration Statement on Form S-8 dated September 11, 1997)

              *10.14-- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 of the Registration Statement on Form S-8 dated September 11, 1997)

              *10.15-- Form of Indemnification Agreement between the Company and each of its directors and executive officers, dated June 9, 1997 (incorporated by reference to Exhibit 10.16 of the Registration Statement)

               ^23 --          Independent Auditors' Consent

               ^24 --          Powers of Attorney (included on signature page)

               ^27 --          Financial Data Schedule

               ^  Filed herewith
              *  Represents management contract or compensatory plan


(b)      Reports on Form 8-K

         The Registrant did not file any Current Reports on Form 8-K during the year ended December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Peapod, Inc.:

     We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 1997 and 1998, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned financial statements , we have also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                           /s/KPMG LLP

Chicago, Illinois
February 5, 1999

                                  PEAPOD, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


Represents  allowance  for  doubtful  accounts and the related bad debt expense.


Column A                     Column B      Column C     Column D    Column E
-------------------------------------------------------------------------------
                             Balance at    Charged to
                             beginning of  costs and                Balance at
                             year          expenses    Deductions   end of year
-------------------------------------------------------------------------------
(in thousands)
Year ended December 31, 1996   $ 27          $ 24            $ (9)         $ 42

Year ended December 31, 1997     42           481            (171)          352

Year ended December 31, 1998    352           318            (383)          287

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PEAPOD, INC.



March 30, 1999                                    /s/ Andrew B. Parkinson
                                                  ----------------------------
                                                  Andrew B. Parkinson
                                                  Chairman, President and Chief
                                                              Executive Officer

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

            Signature                               Title
----------------------------------      -------------------------------

                                          Chairman, President, Chief
/s/Andrew B. Parkinson                    Executive Officer and Director
----------------------------------
Andrew B. Parkinson

                                          Executive Vice President --
/s/Thomas L. Parkinson                    Chief Technology Officer,
----------------------------------        and Director
Thomas L. Parkinson


/s/Dan Rabinowitz                         Vice President and Chief
----------------------------------        Financial Officer
Dan Rabinowitz                                                  } March 30, 1999


/s/Earl W. Rachowicz                      Vice President and Controller
----------------------------------       (principal accounting officer)
Earl W. Rachowicz


/s/Tasso H. Coin                             Director
----------------------------------
Tasso H. Coin


/s/Trygve E. Myhren                          Director
----------------------------------
Trygve E. Myhren


/s/Seth L. Pierrepont                        Director
----------------------------------
Seth L. Pierrepont


/s/Robert Goodale                            Director
----------------------------------
Robert Goodale


/s/Mark Van Steklenberg                      Director
----------------------------------
Mark Van Steklenberg