Form 10-Q
period 1999-03-31
PEAPOD INC
filed 1999-04-29
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-22557


                               PEAPOD, INC.
          (Exact name of Registrant as specified in its charter)

              Delaware                                   36-4118175
  -----------------------------------         ---------------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
    of Incorporation or Organization)


                    9933 Woods Drive, Skokie, Illinois 60077
               (Address of principal executive offices) (ZIP Code)


                            (847) 583-9400
          (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of April 22, 1999 was 17,484,112.

                                    PART I
                              FINANCIAL INFORMATION
ITEM 1.           Financial Statements.

                                  PEAPOD, INC.

                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                          March 31,        December 31,
                                                                             1999              1998
                                                                        ----------------- ----------------
                                                                          (unaudited)
                              Assets
Current assets:
     Cash and cash equivalents..........................................      $ 4,943            $ 4,341
     Marketable securities..............................................       17,796             15,836
     Receivables, net of bad debt allowance of $279 and $287 as
       of March 31, 1999 and December 31, 1998..........................        1,814              2,516
     Prepaid expenses...................................................          142                186
     Other current assets...............................................          851                974
                                                                        ----------------- -----------------
          Total current assets..........................................       25,546             23,853
Property and equipment:
     Computer equipment and software....................................        4,439              4,010
     Service equipment and other........................................        3,165              2,147
                                                                        ----------------- ------------------
Property and equipment, at cost.........................................        7,604              6,157
     Accumulated depreciation...........................................       (2,723)            (2,252)
                                                                        ----------------- ------------------
Net property and equipment..............................................        4,881              3,905
Non-current marketable securities                                               7,633             15,213
                                                                        ----------------- ------------------
          Total assets..................................................      $38,060            $42,971
                                                                        ================= ==================
                  Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable...................................................      $ 3,685            $ 3,442
     Accrued compensation...............................................          864                802
     Other accrued liabilities..........................................        1,616              2,688
     Current deferred revenue...........................................        1,064              1,000
     Current obligations under capital lease............................          599                590
                                                                        ----------------- ------------------
          Total current liabilities.....................................        7,828              8,522
Deferred revenue........................................................          360                448
Obligations under capital lease, less current portion...................          681                395
                                                                        ----------------- ------------------
          Total liabilities.............................................        8,869              9,365
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................          --                 --
     Common stock, $.01 par value, 50,000,000 shares authorized,
            17,469,363 and 17,245,828 shares issued at  March 31, 1999
            and December 31, 1998.......................................          175                172
     Additional paid-in capital.........................................       65,332             64,319
     Accumulated other comprehensive income -
          Unrealized gain (loss) on available-for-sale securities.......          (16)                83
     Accumulated deficit................................................      (35,129)           (30,060)
     Treasury stock, at cost, 141,749 and 117,476 shares at March 31,
         1999 and December 31, 1998.....................................       (1,171)              (908)
                                                                        ----------------- ------------------
          Total stockholders' equity....................................       29,191             33,606
                                                                        ================= ==================
          Total liabilities and stockholders' equity....................      $38,060            $42,971
                                                                        ================= ==================

               See accompanying  notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)

                                                                       Three months ended March 31,
                                                                -------------------------------------------
                                                                ------------------       ------------------
                                                                      1999                     1998
                                                                ------------------       ------------------
Net sales    ..................................................         $ 18,008                 $ 18,864
Cost of sales..................................................           14,366                   14,573
                                                                ------------------       ------------------
Gross profit  .................................................            3,642                    4,291

Operating expenses:
     Fulfillment operations....................................            5,152                    4,518
     General and administrative................................            1,554                    1,737
     Marketing and selling.....................................            1,238                    1,672
     System development and maintenance........................              723                      610
     Depreciation and amortization.............................              474                      463
                                                                ------------------       ------------------
          Total operating expenses.............................            9,141                    9,000
                                                                ------------------       ------------------

Operating loss.................................................           (5,499)                  (4,709)
Other income (expense):
     Investment income.........................................              478                      783
     Interest expense..........................................              (48)                     (56)
                                                                ==================       ==================
Net loss.......................................................         $ (5,069)                $ (3,982)
                                                                ==================       ==================

Net loss per share:
     Basic.....................................................         $  (0.29)                $  (0.24)
     Diluted...................................................         $  (0.29)                $  (0.24)

Shares used to compute net loss per share:
     Basic.....................................................       17,188,508               16,859,437
     Diluted...................................................       17,188,508               16,859,437

                     See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                         Three Months Ended March 31,
                                                                       -----------------------------------
                                                                           1999                 1998
                                                                       --------------      ---------------
Net loss.............................................                   $ (5,069)            $ (3,982)

Other comprehensive income:
      Unrealized loss on available-for-sale securities.........              (99)                 (71)
                                                                       --------------      ---------------

Comprehensive income (loss)....................................         $ (5,168)            $ (4,053)
                                                                       ==============      ===============

             See accompanying  notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Three Months Ended March 31,
                                                                   ---------------------------------------
                                                                         1999                  1998
                                                                   -----------------      ----------------
Cash flows from operating activities:
    Net loss.......................................................       $ (5,069)             $ (3,982)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization..............................            474                   463
        Stock issued for services rendered.........................             --                    45
        Changes in operating assets and liabilities:
            (Increase) decrease in receivables, net................            702                  (281)
            (Increase) decrease in prepaid expenses................             44                   292
            (Increase) decrease in other current assets............            123                  (343)
            Increase (decrease) in accounts payable................            243                (3,900)
            Increase (decrease) in accrued compensation............             62                  (356)
            Increase (decrease) in other accrued liabilities.......         (1,072)                 (172)
            Increase (decrease) in deferred revenue................            (24)                 (553)
                                                                   -----------------      ----------------
                Net cash used in operating activities..............         (4,517)               (8,787)

Cash flows from investing activities:
    Property and equipment purchased...............................           (956)                 (462)
    Capitalized software development costs.........................             --                  (308)
    Purchases of marketable securities.............................         (4,976)              (34,291)
    Sales of marketable securities.................................         10,497                    --
                                                                   -----------------      ----------------
                Net cash provided by (used in) investing activities          4,565               (35,061)

Cash flows from financing activities:
    Proceeds from issuance of stock upon exercise of warrants......             50                    --
    Proceeds from issuance of stock upon exercise of options and
       employee stock purchase plan................................            703                    67
    Payments on capital lease obligations..........................           (199)                 (237)
                                                                   -----------------      ----------------
                Net cash provided by (used in) financing activities            554                  (170)
                                                                   -----------------      ----------------
Net increase (decrease) in cash and cash equivalents...............            602               (44,018)
Cash and cash equivalents at beginning of period...................          4,341                54,079
                                                                   =================      ================
Cash and cash equivalents at end of period.........................        $ 4,943              $ 10,061
                                                                   =================      ================

Supplemental disclosure of cash flows information--interest paid...        $    37              $     65

Supplemental disclosures of noncash investing and financing activity:
          Options exercised by sale of stock to the Company........            263                    --
          Equipment on capital leases..............................            494                    40
                                                                   =================      ================
     See accompanying  notes to financial statements.

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 1999, and the results of its operations, comprehensive income and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues:


                                                      Three Months Ended
                                                             March 31,
                                                --------------------------------
                                                -------------    ---------------
                                                  1999                1998
                                                -------------    ---------------
Net sales    ................................          100  %             100  %
Cost of sales................................           80                 77
                                             ----------------    ---------------
Gross profit ................................           20                 23

Operating expenses:
     Fulfillment operations..................           28                24
     General and administrative..............            9                 9
     Marketing and selling...................            7                 9
     System development and maintenance......            4                 3
     Depreciation and amortization...........            3                 3
                                             ----------------    ---------------
          Total operating expenses...........           51                 48
                                             ----------------    ---------------
Operating loss...............................          (31)               (25)

Other income (expense):
     Interest income.........................            3                  4
     Interest expense........................            *                  *
                                             ================    ===============
Net loss.....................................          (28) %             (21) %
                                             ================    ===============

 * - Less than 1%




Comparison of Three Months Ended March 31, 1999 and March 31, 1998

         Net sales. Net sales include (i) revenue from the sale of groceries and related products, (ii) fees paid by customers and retail partners, (iii) fees from consumer goods companies for interactive advertising, promotion and research, and (iv) revenues from maintenance and licensing fees relating to licensing of the Company's software to Coles Myer Ltd. Net sales decreased by 5% from $18,864,000 in the quarter ended March 31, 1998 to $18,008,000 in the quarter ended March 31, 1999.

         Revenues from the sale of groceries increased from $15,495,000 in the quarter ended March 31, 1998 to $15,743,000 in the quarter ended March 31, 1999. Although orders decreased from 136,600 in the quarter ended March 31, 1998 to 135,200 in the quarter ended March 31, 1999, average order size increased by 3%. Fees paid by customers and retail partners decreased from $2,793,000 in the quarter ended March 31, 1998 to $2,059,000 in the quarter ended March 31, 1999. This decrease is attributable to (1) reduced shopping and delivery fees, (2) lower subscription fees resulting from reduced customer pricing in centralized markets, and (3) to reduced lower contractual fees due to less reliance on retailers in centralized markets. Customers, measured as customers transacting within the last 12 months, decreased 11% from 103,800 at March 31, 1998 to 92,600 at March 31, 1999. Reductions in the Company's customer base resulted largely from a mid-1998 decision to scale back marketing programs in order to focus resources on the new service model and on initiatives to centralize fulfillment operations in a number of markets.

         Fees from consumer goods companies for interactive advertising, promotion and research decreased from $526,000 in the quarter ended March 31, 1998 to $206,000 in the quarter ended March 31, 1999. This reduction is largely the result of the Company's temporarily cutting back on marketing and new customer initiatives while transitioning its fulfillment model to centralized distribution.

         Licensing revenues were $50,000 in the quarter ended March 31, 1998. The licensing division was spun-off as a separate entity on December 31, 1998 and no such revenues are anticipated in the future.

         Cost of sales. Cost of sales are the cost of groceries and other products sold to customers. Cost of sales decreased 1% from $14,573,000 in the quarter ended March 31, 1998 to $14,366,000 in the quarter ended March 31, 1999 due to increasing profit margins in markets with centralized distribution.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of customer orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting and customer support. Fulfillment operations expenses increased 14% from $4,518,000 for the quarter ended March 31, 1998 to $5,152,000 for the quarter ended March 31, 1999. The increase is primarily attributable to increases in the direct costs of delivering grocery orders resulting from start-up costs in Chicago, Long Island and San Francisco and to duplicative resources required to transition operations into the new centralized distribution facility in Chicago. These increases were offset, in part, by decreases in customer support and zone overhead functions.

         At March 31, 1999, the Company fulfilled customer orders from 32 fulfillment centers across eight metropolitan markets covering 7,109,600 households. This compares to 40 fulfillment centers across seven metropolitan markets at March 31, 1998 covering 6,105,000 households. While the Company has incurred start-up costs related to opening the centralized facilities, the evolution of its fulfillment model has resulted in economies of scale as fulfillment centers have been consolidated into more centralized or dedicated facilities.

         General and administrative. General and administrative expenses, which include corporate staff, accounting and human resources, occupancy and other fixed expenses, decreased 11% from $1,737,000 in the quarter ended March 31, 1998 to $1,554,000 in the quarter ended March 31, 1999. The decrease is primarily attributable to a decrease in compensation related expenses as the Company's corporate structure has not expanded during 1999.

         Marketing and selling. Marketing and selling expenses include the cost of customer marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and the sale of interactive marketing products. The Company expenses all such costs as incurred. Marketing and selling expenses decreased by 26% from $1,672,000 for the quarter ended March 31, 1998 to $1,238,000 for the quarter ended March 31, 1999. The decrease is primarily attributable to the Company's mid-1998 decision to limit marketing expenditures in order to focus on modifying its service model and centralizing fulfillment operations in a number of markets.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 19% from $610,000 for the quarter ended March 31, 1998 to $723,000 for the quarter ended March 31, 1999. The increase is primarily attributable to compensation expenses for additional resources to support the Company's new website technology. No development costs were capitalized in the first quarter of 1999 while $308,000 of development costs were capitalized in the first quarter of 1998.

         Depreciation and amortization. Depreciation and amortization increased 2% from $463,000 for the quarter ended March 31, 1998 to $474,000 for the quarter ended March 31, 1999. This increase is the result of equipment added to support new centralized distribution facilities offset by a fourth quarter 1998 reduction in the depreciable lives of various fixed assets.

         Other income (expense). Other income (expense) includes interest paid on capital leases and investment earnings. Interest expense decreased from $56,000 for the quarter ended March 31, 1998 to $48,000 in the quarter ended March 31, 1999. Investment income decreased from $783,000 in the quarter ended March 31, 1998 to $478,000 in the quarter ended March 31, 1999 due primarily to a reduction in invested principal.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities decreased from $8,787,000 in the first three months of 1998 to $4,517,000 in the first three months of 1999. The decrease in cash used in operating activities was primarily attributable to a $3,900,000 decrease in accounts payable early in 1998, an increase in other receivables relating to the spin-off of Split Pea Software, Inc. at December 31, 1998 and an increase in other current assets in the first three months of 1999 offset by an increase in the net loss in the first three months of 1999. As of March 31, 1999, the Company had $4,943,000 in cash and cash equivalents and $25,429,000 in marketable securities. The Company uses its working capital to fund ongoing operations, marketing programs, geographic expansion and to further develop its products and services.

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

         Furthermore, the Company utilizes third party equipment, software and content, including non-information technology systems (such as building equipment and security systems) that may not be Year 2000 compliant. The Company is in the process of assessing whether critical third-party systems and equipment and critical non-information technology systems and equipment are adequately addressing the Year 2000 issue. For example, certain operating systems of third party vendors on which certain Company software resides are not yet Year 2000 compliant. Several of these vendors have indicated to the Company that Year 2000 compliant upgrades are available and the Company intends to install these upgrades in the first half of 1999. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expense to remedy problems, which could have a material adverse effect on the Company's business, results of operation and financial condition.


                                     PART II
                                OTHER INFORMATION



Item 5.           Other Information

                  Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

                  Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expressions, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with its retail partners and its interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies, including effectively implementing a centralized fulfillment distribution model; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits - The following exhibits are filed herewith or are incorporated herein:

                    Exhibit
                      No.                   Description
                      27 --                  Financial Data Schedule

(b) Reports on Form 8-K - The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Peapod, Inc.
                                            (Registrant)


                                             /s/ Dan Rabinowitz
April 29, 1999                              -----------------------
                                            Dan Rabinowitz
                                            Chief Financial Officer