Form 10-Q
period 1999-06-30
PEAPOD INC
filed 1999-07-29
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of July 22, 1999 was 17,469,521.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                                  PEAPOD, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                                             June 30,        December 31,
                                                                               1999              1998
                                                                       ----------------- ------------------
                  Assets                                                   (unaudited)
Current assets:
     Cash and cash equivalents..........................................      $ 3,087            $ 4,341
     Marketable securities..............................................       17,182             15,836
     Receivables, net of bad debt allowance of $310 and $287 as
       of June 30, 1999 and December 31, 1998...........................        1,555              2,516
     Merchandise inventories............................................          219                --
     Prepaid expenses...................................................          488                186
     Other current assets...............................................          837                974
                                                                        ----------------- ------------------
          Total current assets..........................................       23,368             23,853
Property and equipment:
     Computer equipment and software....................................        4,634              4,010
     Service equipment and other........................................        4,549              2,147
                                                                        ----------------- ------------------
Property and equipment, at cost.........................................        9,183              6,157
     Accumulated depreciation...........................................       (3,259)            (2,252)
                                                                        ----------------- ------------------
Net property and equipment..............................................        5,924              3,905
Non-current marketable securities                                               5,166             15,213
                                                                        ----------------- ------------------
          Total assets..................................................      $34,458            $42,971
                                                                        ================= ==================
                  Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable...................................................      $ 3,519            $ 3,442
     Accrued compensation...............................................        1,361                802
     Other accrued liabilities..........................................        1,631              2,688
     Current deferred revenue...........................................          995              1,000
     Current obligations under capital lease............................          723                590
                                                                        ----------------- ------------------
          Total current liabilities.....................................        8,229              8,522
Deferred revenue........................................................          217                448
Obligations under capital lease, less current portion...................        1,146                395
                                                                        ----------------- ------------------
          Total liabilities.............................................        9,592              9,365
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................          --                 --
     Common stock, $.01 par value, 50,000,000 shares authorized,
            17,609,559 and 17,245,828 shares issued at  June 30, 1999
            and December 31, 1998.......................................          176                172
     Additional paid-in capital.........................................       66,178             64,319
     Accumulated other comprehensive income -
          unrealized gain (loss) on available-for-sale securities.......         (263)                83
     Accumulated deficit................................................      (40,054)           (30,060)
     Treasury stock, at cost, 141,749 and 117,476 shares at June 30,
         1999 and December 31, 1998.....................................       (1,171)              (908)
                                                                        ----------------- ------------------
          Total stockholders' equity....................................       24,866             33,606
                                                                        ================= ==================
          Total liabilities and stockholders' equity....................      $34,458            $42,971
                                                                        ================= ==================

                     See accompanying notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)
                                                                       Three months ended June 30,
                                                                -------------------------------------------
                                                                ------------------       ------------------
                                                                      1999                     1998
                                                                ------------------       ------------------
Net sales    ..................................................       $   17,073               $   17,530
Cost of sales..................................................           12,903                   13,586
                                                                ------------------       ------------------
Gross profit  .................................................            4,170                    3,944

Operating expenses:
     Fulfillment operations....................................            5,017                    4,221
     General and administrative................................            1,636                    2,091
     Marketing and selling.....................................            1,190                    1,455
     System development and maintenance........................              787                      821
     Depreciation and amortization.............................              604                      509
     Pre-opening costs.........................................              360                       41
                                                                ------------------       ------------------
          Total operating expenses.............................            9,594                    9,138
                                                                ------------------       ------------------

Operating loss.................................................           (5,424)                  (5,194)
Other income (expense):
     Investment income.........................................              586                      752
     Interest expense..........................................              (87)                     (33)
                                                                ==================       ==================
Net loss.......................................................       $   (4,925)              $   (4,475)
                                                                ==================       ==================
Net loss per share:
     Basic.....................................................       $    (0.28)              $    (0.26)
     Diluted...................................................       $    (0.28)              $    (0.26)

Shares used to compute net loss per share:
     Basic.....................................................       17,403,382               16,925,120
     Diluted...................................................       17,403,382               16,925,120

                See accompanying notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)
                                                                        Six months ended June 30,
                                                                -------------------------------------------
                                                                ------------------       ------------------
                                                                      1999                     1998
                                                                ------------------       ------------------
Net sales    ..................................................       $   35,081               $   36,394
Cost of sales..................................................           27,269                   28,159
                                                                ------------------       ------------------
Gross profit  .................................................            7,812                    8,235

Operating expenses:
     Fulfillment operations....................................            9,889                    8,739
     General and administrative................................            3,190                    3,828
     Marketing and selling.....................................            2,428                    3,127
     System development and maintenance........................            1,510                    1,431
     Depreciation and amortization.............................            1,078                      972
     Pre-opening costs.........................................              640                       41
                                                                ------------------       ------------------
          Total operating expenses.............................           18,735                   18,138
                                                                ------------------       ------------------

Operating loss.................................................          (10,923)                  (9,903)
Other income (expense):
     Investment income.........................................            1,064                    1,535
     Interest expense..........................................             (135)                     (89)
                                                                ==================       ==================
Net loss.......................................................       $   (9,994)              $   (8,457)
                                                                ==================       ==================
Net loss per share:
     Basic.....................................................       $    (0.58)              $    (0.50)
     Diluted...................................................       $    (0.58)              $    (0.50)

Shares used to compute net loss per share:
     Basic.....................................................       17,296,539               16,892,460
     Diluted...................................................       17,296,539               16,892,460

                See accompanying notes to financial statements.

                                PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)
                                                                            Three Months Ended June 30,
                                                                          ----------------------------------
                                                                               1999               1998
                                                                          ---------------     --------------
Net loss.............................................................      $ (4,925)          $ (4,475)

Other comprehensive income:
      Unrealized gain/(loss) on available-for-sale securities........          (247)                46
                                                                          ---------------     --------------
Comprehensive income (loss)..........................................      $ (5,172)          $ (4,429)
                                                                          ===============     ==============

              See accompanying notes to financial statements.

                                  PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)
                                                                           Six Months Ended June 30,
                                                                       -----------------------------------
                                                                            1999                1998
                                                                       ---------------     ---------------
Net loss........................................................          $  (9,994)          $ (8,457)

Other comprehensive income:
      Unrealized loss on available-for-sale securities..........               (346)               (25)
                                                                       ---------------     ---------------

Comprehensive income (loss).....................................          $ (10,340)          $ (8,482)
                                                                       ===============     ===============

                See accompanying notes to financial statements.


                                 PEAPOD, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Six Months Ended June 30,
                            (unaudited)
                                                                   ---------------------------------------

                                                                         1999                  1998
                                                                   -----------------      ----------------
Cash flows from operating activities:

    Net loss.......................................................       $ (9,994)             $ (8,457)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization..............................          1,078                   972
        Stock issued for services rendered.........................             --                    45
        Loss on disposition of fixed assets........................             28                    --
        Changes in operating assets and liabilities:
            (Increase) decrease in receivables, net................            960                   259
            (Increase) decrease in merchandise inventories.........           (219)                   --
            (Increase) decrease in prepaid expenses................           (302)                  (11)
            (Increase) decrease in other current assets............            137                  (638)
            Increase (decrease) in accounts payable................             76                (4,298)
            Increase (decrease) in accrued compensation............            559                  (779)
            Increase (decrease) in other accrued liabilities.......         (1,056)                    6
            Increase (decrease) in deferred revenue................           (236)                 (741)
                                                                   -----------------      ----------------
                Net cash used in operating activities..............         (8,969)              (13,642)

Cash flows from investing activities:
    Property and equipment purchased...............................         (1,843)               (1,155)
    Capitalized software development costs.........................             --                  (463)
    Purchases of marketable securities.............................         (7,275)              (34,173)
    Sales of marketable securities.................................         15,629                    --
    Proceeds from sale of property and equipment...................              5                    --
                                                                   -----------------      ----------------
                Net cash provided by (used in) investing activities          6,516               (35,791)

Cash flows from financing activities:
    Proceeds from issuance of stock upon exercise of warrants......             50                    --
    Proceeds from issuance of stock upon exercise of options and
       employee stock purchase plan................................          1,551                   269
    Payments on capital lease obligations..........................           (402)                 (404)
                                                                   -----------------      ----------------
                Net cash provided by (used in) financing activities          1,199                  (135)
                                                                   -----------------      ----------------

Net increase (decrease) in cash and cash equivalents...............         (1,254)              (49,568)
Cash and cash equivalents at beginning of period...................          4,341                54,079
                                                                   =================      ================
Cash and cash equivalents at end of period.........................       $  3,087               $ 4,511
                                                                   =================      ================

Supplemental disclosure of cash flows information--interest paid...       $    135                $   85

Supplemental disclosures of noncash investing and financing activity:
          Options exercised by sale of stock to the Company........            262                   150
          Equipment on capital leases..............................          1,287                    40
                                                                   =================      ================

           See accompanying  notes to financial statements.

                                  PEAPOD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1999, and the results of its operations, comprehensive income and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues:

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                             --------------------------       ---------------------------
                                             ------------   -----------       ------------
                                                1999           1998              1999           1998
                                             ------------   -----------       ------------   ------------
Net sales..................................    100    %        100  %             100  %         100  %
Cost of sales..............................     76              78                 78             77
                                           ------------   -----------       ------------   ------------
Gross profit ..............................     24              22                 22             23

Operating expenses:
     Fulfillment operations................     29              24                 28             24
     General and administrative............      9              12                  9             10
     Marketing and selling.................      7               8                  7              9
     System development and maintenance....      5               5                  4              4
     Depreciation and amortization.........      4               3                  3              3
     Pre-opening costs ....................      2               *                  2              *
                                           ------------   -----------       ------------   ------------
          Total costs and expenses.........     56              52                 53             50
                                           ------------   -----------       ------------   ------------
Operating loss.............................    (32)            (30)               (31)           (27)

Other income (expense):
     Investment income.....................      3               4                  3              4
     Interest expense......................      *               *                  *              *
                                           ============   ===========       ============   ============
Net loss...................................    (29)  %         (26) %             (28) %         (23) %
                                           ============   ===========       ============   ============

 * - Less than 1%


Comparison of Three Months Ended June 30, 1999 and June 30, 1998

         Net sales. Net sales include (i) revenue from the sale of groceries and related products, (ii) fees paid by customers and retail partners, (iii) fees from consumer goods companies for interactive advertising, promotion and research, and (iv) revenues from maintenance and licensing fees relating to licensing of the Company's software to Coles Myer Ltd. Net sales decreased by 3% from $17,530,000 in the quarter ended June 30, 1998 to $17,073,000 in the quarter ended June 30, 1999.

         Revenues from the sale of groceries and related products increased from $14,438,000 in the quarter ended June 30, 1998 to $14,787,000 in the quarter ended June 30,1999. Orders increased from 123,800 in the quarter ended June 30, 1998 to 128,200 in the quarter ended June 30, 1999, while average order size experienced a slight decrease of 1%. Fees paid by customers and retail partners decreased from $2,606,000 in the quarter ended June 30, 1998 to $1,922,000 in the quarter ended June 30, 1999. This decrease is attributable to (i) reduced shopping and delivery fees, (ii) lower contractual fees due to less reliance on retailers in centralized markets, and (iii) lower subscription fees resulting from reduced customer pricing in centralized markets. Customers, measured as customers transacting within the last 12 months, decreased 14% from 104,000 at June 30, 1998 to 89,900 at June 30, 1999. Reductions in the Company's customer base resulted largely from a mid-1998 decision to scale back marketing programs in order to focus resources on the new service model and on initiatives to centralize fulfillment operations in a number of markets.

         Fees from consumer goods companies for interactive advertising, promotion and research decreased from $436,000 in the quarter ended June 30, 1998 to $364,000 in the quarter ended June 30, 1999. This reduction is largely the result of the Company's temporarily cutting back on marketing and new customer initiatives while transitioning its fulfillment model to centralized distribution.

         Licensing revenues were $50,000 in the quarter ended June 30, 1998. The licensing division was spun-off as a separate entity on December 31, 1998 and no such revenues are anticipated in the future.

         Cost of sales. Cost of sales are the cost of groceries and related products. Cost of sales decreased from $13,586,000 in the quarter ended June 30, 1998 to $12,903,000 in the quarter ended June 30, 1999. Gross margins improved from 22% in the quarter ended June 30, 1998 to 24% in the quarter ended June 30, 1999. The improvement resulted from increased volumes filled through our centralized fulfillment centers that generate higher margins on products sold. These improvements more than offset decreases in fees charged to customers and for interactive advertising, promotion and research.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of customer orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting and customer support. Fulfillment operations expenses increased 19% from $4,221,000 for the quarter ended June 30, 1998 to $5,017,000 for the quarter ended June 30, 1999. The increase is primarily attributable to higher grocery delivery costs while we build scale, gain expertise, and incur duplicative costs during the initial months of warehouse operations in Chicago, Long Island and San Francisco. These increases were offset, in part, by decreases in customer support and fulfillment center overhead functions.

         At June 30, 1999, the Company fulfilled customer orders from 24 fulfillment centers across eight metropolitan markets covering 7,392,100 households. This compares to 39 fulfillment centers across seven metropolitan markets at June 30, 1998 covering 6,273,000 households. While the Company has incurred start-up costs related to opening the centralized fulfillment centers, the evolution of its fulfillment model has resulted in certain economies of scale as fulfillment centers have been consolidated into more centralized or dedicated facilities.

         General and administrative. General and administrative expenses, which include corporate staff, accounting and human resources, occupancy and other fixed expenses, decreased 22% from $2,091,000 in the quarter ended June 30, 1998 to $1,636,000 in the quarter ended June 30, 1999. The decrease is primarily attributable to a smaller corporate staff during 1999, resulting from a reorganization in the second half of 1998.

         Marketing and selling. Marketing and selling expenses include the cost of customer marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and the sale of interactive marketing products. The Company expenses all such costs as incurred. Marketing and selling expenses decreased by 18% from $1,455,000 for the quarter ended June 30, 1998 to $1,190,000 for the quarter ended June 30, 1999. The decrease is primarily attributable to the Company's mid-1998 decision to limit marketing expenditures in order to focus on modifying its service model and centralizing fulfillment operations in a number of markets.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, decreased 4% from $821,000 for the quarter ended June 30, 1998 to $787,000 for the quarter ended June 30, 1999. The decrease is attributable to the absence of expenses related to the licensing division which was spun-off as a separate entity on December 31, 1998. Partially offsetting this decrease were expenses related to additional resources needed to support the Company's new website technology, its proprietary warehouse technologies, and additional resources necessary to support 24/7 warehouse operations. No development costs were capitalized in the second quarter of 1999 while development costs of $155,000 were capitalized in the second quarter of 1998.

         Depreciation and amortization. Depreciation and amortization increased 19% from $509,000 for the quarter ended June 30, 1998 to $604,000 for the quarter ended June 30, 1999. This increase is the result of equipment added to support new centralized distribution facilities as well as additional equipment needed to update certain hardware and software in the data center.

         Pre-opening Expense. Pre-opening expense includes costs incurred prior to a centralized fulfillment center becoming operational and certain one-time expenditures to support these initiatives. These costs include building and equipment lease expense, utilities, supplies, permits, licenses, and staffing related expenses. Pre-opening expenses increased from $41,000 in the quarter ended June 30, 1998 to $360,000 in the quarter ended June 30, 1999. The increase results primarily from the opening of the San Francisco warehouse during the second quarter of 1999 while no warehouses were opened during the same period in 1998.

         Other income (expense). Other income (expense) includes interest from investment earnings and interest paid on capital leases. Investment income decreased from $752,000 in the quarter ended June 30, 1998 to $586,000 in the quarter ended June 30, 1999 due primarily to a reduction in invested principal. Interest expense increased from $33,000 for the quarter ended June 30, 1998 to $87,000 in the quarter ended June 30, 1999 as a result of greater leasing activity utilized in the new centralized distribution facilities.

Comparison of Six Months Ended June 30, 1999 and June 30, 1998

         Net sales. Net sales decreased by 4% from $36,394,000 for the six month period ended June 30, 1998 to $35,081,000 for the six month period ended June 30, 1999.

         Revenues from the sale of groceries and related products increased from $29,933,000 for the six month period ended June 30, 1998 to $30,529,000 for the six month period ended June 30, 1999. Orders increased from 260,400 for the six month period ended June 30, 1998 to 263,400 for the six month period ended June 30, 1999 and average order size increased 1%. Fees paid by customers and retail partners decreased from $5,398,000 for the six month period ended June 30, 1998 to $3,981,000 for the six month period ended June 30, 1999. This decrease is attributable to (i) reduced shopping and delivery fees, (ii) lower contractual fees due to less reliance on retailers in centralized markets, and (iii) lower subscription fees resulting from reduced customer pricing in centralized markets. Customers, measured as customers transacting within the last 12 months, decreased 14% from 104,000 at June 30, 1998 to 89,900 at June 30, 1999.
Reductions in the Company's customer base resulted largely from a mid-1998 decision to scale back marketing programs in order to focus resources on the new service model and on initiatives to centralize fulfillment operations in a number of markets.

         Fees from consumer goods companies for interactive advertising, promotion and research decreased from $962,000 for the six month period ended June 30, 1998 to $570,000 for the six month period ended June 30, 1999. This reduction is largely the result of the Company's temporarily cutting back on marketing and new customer initiatives while transitioning its fulfillment model to centralized distribution.

         Licensing revenues were $100,000 for the six month period ended June 30, 1998. The licensing division was spun-off as a separate entity on December 31, 1998 and no such revenues are anticipated in the future.

         Cost of sales. Cost of sales decreased 3% from $28,159,000 for the six month period ended June 30, 1998 to $27,269,000 for the six month period ended June 30, 1999. This decrease occurred in spite of an increase of 2% in grocery and related product sales and was achieved due to increasing profit margins in markets with centralized distribution.

         Fulfillment operations. Fulfillment operations expenses increased 13% from $8,739,000 for the six month period ended June 30, 1998 to $9,889,000 for the six month period ended June 30, 1999. The increase is primarily attributable to higher grocery delivery costs while we build scale, gain expertise, and incur duplicative costs during the initial months of warehouse operations in Chicago, Long Island and San Francisco. These increases were offset, in part, by decreases in customer support and fulfillment center overhead functions.

         General and administrative. General and administrative expenses decreased 17% from 3,828,000 for the six month period ended June 30, 1998 to $3,190,000 for the six month period ended June 30, 1999. The decrease is primarily attributable to a smaller corporate staff in 1999.

         Marketing and selling. Marketing and selling expenses decreased by 22% from $3,127,000 for the six month period ended June 30, 1998 to $2,428,000 for the six month period ended June 30, 1999. The decrease is primarily attributable to the Company's mid-1998 decision to limit marketing expenditures in order to focus on modifying its service model and centralizing fulfillment operations in a number of markets. The Company expenses all such costs as incurred.

         System development and maintenance. System development and maintenance expenses increased 6% from $1,431,000 for the six month period ended June 30,1998 to $1,510,000 for the six month period ended June 30, 1999. The increase is primarily attributable to additional resources to support the Company's new website technology, its proprietary warehouse technologies, and additional resources necessary to support 24/7 warehouse operations. No development costs were capitalized during the first six months of 1999 while development costs of $463,000 were capitalized during the first six months of 1998.

         Depreciation and amortization. Depreciation and amortization increased 11% from $972,000 for the six month period ended June 30, 1998 to $1,078,000 for the six month period ended June 30, 1999. This increase is the result of equipment added to support new centralized distribution facilities and equipment necessary to update the data center.

         Pre-opening Expense. Pre-opening expenses increased from $41,000 in the six month period ended June 30, 1998 to $640,000 in the six month period ended June 30, 1999. The increase results from expenses incurred related to the opening of the San Francisco warehouse in May and June of 1999 and the Chicago warehouse in December 1998 and January 1999. In comparison, no warehouses were opened during the same period in 1998.

         Other income (expense). Other income (expense) includes interest from investment earnings and interest paid on capital leases. Investment income decreased from $1,535,000 for the six month period ended June 30, 1998 to $1,064,000 for the six month period ended June 30, 1999 due primarily to a reduction in invested principal. Interest expense increased from $89,000 for the six month period ended June 30, 1998 to $135,000 for the six month period ended June 30, 1999 as a result of greater leasing activity utilized in the new centralized distribution facilities.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities decreased from $13,642,000 in the first six months of 1998 to $8,969,000 in the first six months of 1999. The decrease in cash used in operating activities was primarily attributable to a $4,298,000 decrease in accounts payable in 1998. As of June 30, 1999, the Company had $3,087,000 in cash and cash equivalents and $22,348,000 in marketable securities. The Company uses its working capital to fund ongoing operations, marketing programs, geographic expansion and to further develop its products and services.

         The Company anticipates that existing cash and marketable securities will be sufficient to fund the Company's operations and capital requirements for at least the next year. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

         The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 DISCLOSURE

         The "Year 2000" problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has evaluated the impact of the Year 2000 issue on its business and believes the costs associated with its own Year 2000 compliance and internal Year 2000 issues will be comprised of software and hardware expenditures totaling less than $500,000. Therefore, it is not anticipated that the Year 2000 issue will have a material impact on the Company's business, results of operations or financial condition. The Company believes its internal software systems and applications are currently Year 2000 compliant and are currently being recompiled on Y2K compliant operation systems.

         Nonetheless, failure of certain third party systems could have a material adverse impact on the Company. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should remediation efforts of third parties with whom the Company does business not be successful. For example, the Company relies on its retail partners and on other third party vendors for inventory that the Company sells. The Company is addressing whether these third parties in its supply chain are adequately addressing their Year 2000 compliance issues. The Company is communicating with its significant suppliers and other vendors to monitor the Year 2000 issue and evaluate the impact on the Company. Failure by such parties to timely address the Year 2000 issue could impact the Company's ability to obtain inventory, among other things, which could have a material adverse impact on the Company's business, financial condition or results of operations. With respect to the Company's ability to obtain product information, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company has established alternative procedures for obtaining relevant retailer information at a minimal cost to the Company. The Company has not incurred to date, and does not expect to incur, material costs with respect to its initiatives mentioned above.

         Furthermore, the Company utilizes third party equipment, software and content, including non-information technology systems (such as building equipment and security systems) that may not be Year 2000 compliant. The Company has assessed whether critical third-party systems and equipment and critical non-information technology systems and equipment are adequately addressing the Year 2000 issue. For example, certain operating systems of third party vendors on which certain Company software resides are not yet Year 2000 compliant. Several of these vendors have indicated to the Company that Year 2000 compliant upgrades are available and the Company is in the process of installing these upgrades. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expense to remedy problems, which could have a material adverse effect on the Company's business, results of operation and financial condition.


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

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits - The following exhibits are filed herewith or are incorporated herein:

                    Exhibit
                      No.                   Description
                      27 --                  Financial Data Schedule

(b) Reports on Form 8-K - The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Peapod, Inc.
                                           (Registrant)



July 29, 1999                              /s/ Dan Rabinowitz
                                           ------------------------------------
                                           Dan Rabinowitz
                                           Chief Financial Officer