Form 10-Q
period 1999-09-30
PEAPOD INC
filed 1999-11-04
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of November 3, 1999 was 18,156,560.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                                  PEAPOD, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                          September 30,       December 31,
                                                                               1999               1998
                                                                          -----------------  -----------------
                                  Assets                                    (unaudited)
Current assets:
     Cash and cash equivalents..........................................        $ 3,549            $ 4,341
     Marketable securities..............................................          9,260             15,836
     Receivables, net of bad debt allowance of $203 and $287 as
       of September 30, 1999 and December 31, 1998......................          1,629              2,516
     Merchandise inventories............................................            268                --
     Prepaid expenses...................................................          1,235                186
     Other current assets...............................................            727                974
                                                                          -----------------  -----------------
          Total current assets..........................................         16,668             23,853
Property and equipment:
     Computer equipment and software....................................          5,134              4,010
     Service equipment and other........................................          4,127              2,147
                                                                          -----------------  -----------------
Property and equipment, at cost.........................................          9,261              6,157
     Accumulated depreciation...........................................         (3,739)            (2,252)
                                                                          -----------------  -----------------
Net property and equipment..............................................          5,522              3,905
Non-current marketable securities.......................................          3,562             15,213
                                                                          -----------------  -----------------
          Total assets..................................................        $25,752            $42,971
                                                                          =================  =================
                   Liabilities and Stockholders' Equity Current liabilities:
     Accounts payable...................................................        $ 4,104            $ 3,442
     Accrued compensation...............................................            989                802
     Other accrued liabilities..........................................          2,096              2,688
     Current deferred revenue...........................................            809              1,000
     Current obligations under capital lease............................            630                590
                                                                          -----------------  -----------------
          Total current liabilities.....................................          8,628              8,522
Deferred revenue........................................................            152                448
Obligations under capital lease, less current portion...................          1,058                395
                                                                          -----------------  -----------------
          Total liabilities.............................................          9,838              9,365
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000
        shares, none issued and outstanding.............................            --                 --
     Common stock, $.01 par value, 50,000,000 shares authorized,
            17,982,317 and 17,245,828 shares issued at  September 30, 1999
            and December 31, 1998.......................................            180                172
     Additional paid-in capital.........................................         69,056             64,319
     Note receivable from officer.......................................         (2,494)               --
     Accumulated other comprehensive income -
          unrealized gain (loss) on available-for-sale securities.......           (250)                83
     Accumulated deficit................................................        (49,407)           (30,060)
     Treasury stock, at cost, 141,749 and 117,476 shares at September 30,
         1999 and December 31, 1998.....................................         (1,171)              (908)
                                                                          -----------------  -----------------
          Total stockholders' equity....................................         15,914             33,606
                                                                          =================  =================
          Total liabilities and stockholders' equity....................        $25,752            $42,971

                                                                          =================  =================

       See accompanying  notes to financial statements.


                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)
                                   (unaudited)

                                                                     Three months ended September 30,
                                                                -------------------------------------------
                                                                ------------------       ------------------
                                                                      1999                     1998
                                                                ------------------       ------------------
Net sales    ..................................................         $ 16,493                 $ 15,676
Cost of sales..................................................           12,241                   12,295
                                                                ------------------       ------------------
Gross profit  .................................................            4,252                    3,381

Operating expenses:
     Fulfillment operations....................................            5,571                    4,019
     General and administrative................................            4,956                    1,925
     Marketing and selling.....................................            1,665                    1,462
     System development and maintenance........................              916                      999
     Depreciation and amortization.............................              525                      529
     Pre-opening costs.........................................              188                       95
                                                                ------------------       ------------------
          Total operating expenses.............................           13,821                    9,029
                                                                ------------------       ------------------

Operating loss.................................................           (9,569)                  (5,648)
Other income (expense):
     Investment income.........................................              321                      609
     Interest expense..........................................             (104)                     (44)
                                                                ==================       ==================
Net loss.......................................................       $   (9,352)              $   (5,083)
                                                                ==================       ==================

Net loss per share:
     Basic.....................................................       $    (0.53)              $    (0.30)
     Diluted...................................................       $    (0.53)              $    (0.30)

Shares used to compute net loss per share:
     Basic.....................................................       17,498,863               17,074,771
     Diluted...................................................       17,498,863               17,074,771


      See accompanying notes to financial statements.


                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                   (unaudited)

                                                                     Nine months ended September 30,
                                                                -------------------------------------------
                                                                ------------------       ------------------
                                                                      1999                     1998
                                                                ------------------       ------------------
Net sales    ..................................................       $   51,574               $   52,070
Cost of sales..................................................           39,509                   40,454
                                                                ------------------       ------------------
Gross profit  .................................................           12,065                   11,616

Operating expenses:
     Fulfillment operations....................................           15,460                   12,758
     General and administrative................................            8,146                    5,794
     Marketing and selling.....................................            4,093                    4,589
     System development and maintenance........................            2,427                    2,430
     Depreciation and amortization.............................            1,603                    1,501
     Pre-opening costs.........................................              828                      136
                                                                ------------------       ------------------
          Total operating expenses.............................           32,557                   27,208
                                                                ------------------       ------------------

Operating loss.................................................          (20,492)                 (15,592)
Other income (expense):
     Investment income.........................................            1,385                    2,144
     Interest expense..........................................             (239)                    (133)
                                                                ==================       ==================
Net loss.......................................................       $  (19,346)              $  (13,581)
                                                                ==================       ==================

Net loss per share:
     Basic.....................................................       $    (1.11)              $    (0.80)
     Diluted...................................................       $    (1.11)              $    (0.80)

Shares used to compute net loss per share:
     Basic.....................................................       17,364,721               16,954,079
     Diluted...................................................       17,364,721               16,954,079

       See accompanying notes to financial statements.


                                  PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended September 30,
                                                                          ----------------------------------
                                                                               1999               1998
                                                                          ---------------     --------------
Net loss................................................................    $ (9,352)          $ (5,083)

Other comprehensive income:
      Unrealized gain/(loss) on available-for-sale securities...........          13                176
                                                                          ---------------     --------------

Comprehensive income (loss).............................................    $ (9,339)          $ (4,907)
                                                                          ===============     ==============


      See accompanying notes to financial statements.

                                  PEAPOD, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                           Nine Months Ended September 30,
                                                                         -------------------------------------
                                                                              1999                 1998
                                                                         ---------------     -----------------
Net loss................................................................   $ (19,346)            $ (13,581)

Other comprehensive income:
     Unrealized gain/(loss) on available-for-sale securities............        (333)                  151
                                                                         ---------------     -----------------

Comprehensive income (loss)..........................................      $ (19,679)            $ (13,430)
                                                                         ===============     =================

       See accompanying notes to financial statements.


                                  PEAPOD, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)                                   Nine Months Ended September 30,
                                                                                --------------------------------------

                                                                                     1999                  1998
                                                                                ----------------     -----------------
Cash flows from operating activities:
    Net loss.......................................................                  $ (19,346)            $ (13,581)
    Adjustments   to  reconcile  net  loss  to  net  cash  used  in  operating activities:
        Depreciation and amortization..............................                      1,603                 1,501
        Stock issued for services rendered.........................                        146                    45
        Loss on disposition of fixed assets........................                         22                    --
        Changes in operating assets and liabilities:
        (Increase) decrease in receivables, net................                            887                  (220)
        (Increase) decrease in merchandise inventories.........                           (268)                   --
        (Increase) decrease in prepaid expenses................                         (1,049)                 (177)
        (Increase) decrease in other current assets............                            247                  (583)
        Increase (decrease) in accounts payable................                            662                (4,561)
        Increase (decrease) in accrued compensation............                            187                  (285)
        Increase (decrease) in other accrued liabilities.......                           (592)                  278
        Increase (decrease) in deferred revenue................                           (488)                 (708)
                                                                                ----------------     -----------------
                Net cash used in operating activities..............                    (17,989)              (18,291)

Cash flows from investing activities:
    Property and equipment purchased...............................                     (1,967)               (1,637)
    Capitalized software development costs.........................                         --                  (514)
    Purchases of marketable securities.............................                     (7,383)              (24,369)
    Sales of marketable securities.................................                     25,276                    --
    Proceeds from sale of property and equipment...................                         12                    --
                                                                                ----------------     -----------------
                Net cash provided by (used in) investing activities                     15,938               (26,520)

Cash flows from financing activities:
    Proceeds from issuance of stock upon exercise of options and warrants
         and employee stock purchase plan............................                    2,105                   715
    Stock purchased for treasury...................................                       (262)                 (608)
    Payments on capital lease obligations..........................                       (584)                 (592)
                                                                                ----------------     -----------------
                Net cash provided by (used in) financing activities                      1,259                  (485)
                                                                                ----------------     -----------------
Net increase (decrease) in cash and cash equivalents...............                       (792)              (45,296)
Cash and cash equivalents at beginning of period...................                      4,341                54,079
                                                                                ================     =================
Cash and cash equivalents at end of period.........................                  $   3,549             $   8,783
                                                                                ================     =================

Supplemental disclosure of cash flows information--interest paid......               $     236             $     117
Supplemental disclosures of noncash investing and financing activity:
          Issuance of common stock for note........................                      2,500                    --
          Common stock issued for professional services............                        140                    45
          Options exercised by sale of stock to the Company........                        262                   608
          Equipment on capital leases..............................                      1,287                   126
                                                                                ================     =================

      See accompanying notes to financial statements.

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 1999, and the results of its operations, comprehensive income and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

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

3. Note Receivable from Officer. The Company issued 311,891 shares of common stock to an officer pursuant to a note receivable over 5 years at an interest rate of 5.82%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of total revenues:

                                                Three Months Ended                Nine months Ended
                                                   September 30,                    September 30,
                                             --------------------------       ---------------------------
                                             ------------   -----------       ------------   ------------
                                                1999           1998              1999           1998
                                             ------------   -----------       ------------   ------------
  Net sales..................................    100    %        100  %             100  %          100  %
  Cost of sales..............................     74              78                 77              78
                                             ------------   -----------       ------------   ------------
  Gross profit ..............................     26              22                 23              22

  Operating expenses:
       Fulfillment operations................     34              26                 30              24
       General and administrative............     30              13                 16              11
       Marketing and selling.................     10               9                  8               9
       System development and maintenance....      6               6                  5               5
       Depreciation and amortization.........      3               3                  3               3
       Pre-opening expenses..................      1               1                  1               *
                                             ------------   -----------       ------------   ------------
            Total costs and expenses.........     84              58                 63              52
                                             ------------   -----------       ------------   ------------
  Operating loss.............................    (58)            (36)               (40)            (30)
  Other income (expense):
       Investment income.....................      2               4                  2               4
       Interest expense......................     (1)              *                  *               *
                                             ============   ===========       ============   ============
  Net loss...................................    (57)  %         (32) %             (38) %          (26) %
                                             ============   ===========       ============   ============
   * - Less than 1%


Comparison of Three Months Ended September 30, 1999 and September 30, 1998

         Net sales. Net sales include (i) revenue from the sale of groceries and related products, (ii)fees paid by customers and retail supply partners, (iii) fees from consumer goods companies for interactive advertising, promotion and research, and (iv) revenues from maintenance and licensing fees relating to licensing of the Company's software to Coles Myer Ltd. Net sales increased by 5% from $15,676,000 in the quarter ended September 30, 1998 to $16,493,000 in the quarter ended September 30, 1999.

         Revenues from the sale of groceries and related products increased from $13,057,000 in the quarter ended September 30, 1998 to $14,574,000 in the quarter ended September 30, 1999. Orders increased from 112,300 in the quarter ended September 30, 1998 to 130,200 in the quarter ended September 30, 1999. Average order sizes tended to be slightly lower in centralized markets as customers shifted to the reduced SKU mix. Fees paid by customers and retail supply partners decreased from $2,306,000 in the quarter ended September 30, 1998 to $1,488,000 in the quarter ended September 30, 1999. This decrease is attributable to (i) reduced customer fees and (ii) lower fees paid by retail supply partners as we conduct more of our business from our centralized fulfillment centers versus retail stores. Customers, measured as customers transacting within the last 12 months, decreased 6% from 99,000 at September 30, 1998 to 92,900 at September 30, 1999. Reductions in the Company's customer base resulted largely from a mid-1998 decision to scale back marketing programs in order to focus resources on the new service model and on initiatives to centralize fulfillment operations in a number of markets.

         Fees from consumer goods companies for interactive advertising, promotion and research increased from $263,000 in the quarter ended September 30, 1998 to $431,000 in the quarter ended September 30, 1999 as new business was cultivated from new and existing clients. Licensing revenues were $50,000 in the quarter ended September 30, 1998 compared to no such licensing revenues for the quarter ended September 30, 1999.

         Cost of sales. Cost of sales are the cost of groceries and related products. Cost of sales decreased from $12,295,000 in the quarter ended September 30, 1998 to $12,241,000 in the quarter ended September 30, 1999. This decrease occurred in spite of a 12% increase in grocery and related product sales and is attributed to an increasing percentage of company volumes operating through centralized fulfillment centers which generate higher margins on products sold. Specifically, gross margins improved from 22% in the quarter ended September 30, 1998 to 26% in the quarter ended September 30, 1999. We anticipate gross margins to increase in the future as volumes continue to shift from retail stores to centralized fulfillment centers.

         Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the shopping, packing and delivery of customer orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting and customer support. Fulfillment operations expenses increased from $4,019,000 for the quarter ended September 30, 1998 to $5,571,000 for the quarter ended September 30, 1999. The increase is primarily attributable to higher grocery fulfillment costs while we build scale, gain expertise, and incur duplicative costs during the initial months of warehouse operations.

         At September 30, 1999, the Company fulfilled customer orders from 22 fulfillment centers across eight metropolitan markets covering 8,023,500 households. This compares to 36 fulfillment centers across seven metropolitan markets at September 30, 1998 covering 6,400,400 households

         General and administrative. General and administrative expenses, which include corporate staff, accounting and human resources, occupancy and other fixed expenses, increased from $1,925,000 in the quarter ended September 30, 1998 to $4,956,000 in the quarter ended September 30, 1999. A one-time charge of $2,830,000 is attributable to investments in senior management in support of our centralized fulfillment model.

         Marketing and selling. Marketing and selling expenses include the cost of customer marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and the sale of interactive marketing products. Marketing and selling expenses increased by 14% from $1,462,000 for the quarter ended September 30, 1998 to $1,665,000 for the quarter ended September 30, 1999. The increase is primarily the result of greater spending in centralized markets that are now fully operational and focused on growing customers and building scale.

         System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, decreased 9% from $999,000 for the quarter ended September 30, 1998 to $916,000 for the quarter ended September 30, 1999. The decrease is attributable to the elimination of expenses related to the licensing division that was spun-off as a separate entity on December 31, 1998. No development costs were capitalized in the third quarter of 1999 while $51,000 of development costs was capitalized in the third quarter of 1998.

         Depreciation and amortization. Depreciation and amortization of $529,000 for the quarter ended September 30, 1998 decreased slightly to $525,000 for the quarter ended September 30, 1999.

         Pre-opening Expense. Pre-opening expense includes costs incurred prior to a centralized fulfillment center becoming operational and certain one-time expenditures to support these initiatives. These costs include building and equipment lease expense, utilities, supplies, permits, licenses, and staffing related expenses. Pre-opening expenses of $95,000 in the quarter ended September 30, 1998 increased to $188,000 in the quarter ended September 30, 1999. The increase results from investments in current and new markets.

         Other income (expense). Other income (expense) includes interest from investment earnings and interest paid on capital leases. Investment income decreased from $609,000 in the quarter ended September 30, 1998 to $321,000 in the quarter ended September 30, 1999 due primarily to a reduction in invested principal. Interest expense increased from $44,000 for the quarter ended September 30, 1998 to $104,000 in the quarter ended September 30, 1999 as a result of greater leasing activity utilized in the new centralized distribution facilities.

Comparison of Nine months Ended September 30, 1999 and September 30, 1998

         Net sales. Net sales decreased by 1% from $52,070,000 for the nine month period ended September 30, 1998 to $51,574,000 for the nine month period ended September 30, 1999.

         Revenues from the sale of groceries and related products increased 5% from $42,999,000 for the nine month period ended September 30, 1998 to $45,103,000 for the nine month period ended September 30, 1999. Orders increased 6% from 372,700 for the nine month period ended September 30, 1998 to 393,600 for the nine month period ended September 30, 1999 and average order size remained unchanged. Fees paid by customers and retail supply partners decreased from $7,703,000 for the nine month period ended September 30, 1998 to $5,470,000 for the nine month period ended September 30, 1999. This decrease is attributable to (i) reduced customer fees and (ii) lower fees paid by retail supply partners as we conduct more of our business from our centralized fulfillment centers versus retail stores.

         Fees from consumer goods companies for interactive advertising, promotion and research decreased from $1,225,000 for the nine month period ended September 30, 1998 to $1,001,000 for the nine month period ended September 30, 1999. Licensing revenues were $150,000 for the nine month period ended September 30, 1998 compared to no such licensing revenue for the nine month period ended September 30, 1999.

         Cost of sales. Cost of sales decreased 2% from $40,454,000 for the nine month period ended September 30, 1998 compared to $39,509,000 for the nine month period ended September 30, 1999. This decrease occurred in spite of a 5% increase in grocery and related product sales and is attributed to an increasing percentage of company volumes operating through centralized fulfillment centers which generates higher margins on products sold. Specifically, gross margins improved from 22% in the nine month period ended September 30, 1998 to 23% in the nine month period ended September 30, 1999. Despite the decrease in fees paid by customers and retailers we anticipate gross margins to increase in the future as volumes continue to shift from retail stores to centralized fulfillment centers.

         Fulfillment operations. Fulfillment operations expenses increased 21% from $12,758,000 for the nine month period ended September 30, 1998 to $15,460,000 for the nine month period ended September 30, 1999. The increase is primarily attributable to higher grocery fulfillment costs while we build scale, gain expertise, and incur duplicative costs during the initial months of warehouse operations.

         General and administrative. General and administrative expenses increased from $5,794,000 for the nine month period ended September 30, 1998 to $8,146,000 for the nine month period ended September 30, 1999. A one-time charge of $2,830,000 is attributable to investments in senior management in support of the centralized fulfillment model.

         Marketing and selling. Marketing and selling expenses decreased by 11% from $4,589,000 for the nine month period ended September 30, 1998 to $4,093,000 for the nine month period ended September 30, 1999. The decrease is primarily attributable to the Company's mid-1998 decision to limit marketing expenditures in order to focus on modifying its service model and centralizing fulfillment operations in a number of markets.

         System development and maintenance. System development and maintenance expenses of $2,430,000 for the nine month period ended September 30, 1998 decreased slightly to $2,427,000 for the nine month period ended September 30, 1999. No development costs were capitalized during the first nine months of 1999 while $514,000 of development costs was capitalized during the first nine months of 1998.

         Depreciation and amortization. Depreciation and amortization increased 7% from $1,501,000 for the nine month period ended September 30, 1998 to $1,603,000 for the nine month period ended September 30, 1999. This increase is the result of equipment added to support new centralized distribution facilities and information technology equipment necessary to increase the capacity of the Company's website.

         Pre-opening Expense. Pre-opening expenses increased from $136,000 in the nine month period ended September 30, 1998 to $828,000 in the nine month period ended September 30, 1999. The increase primarily results from expenses incurred related to the opening of the San Francisco warehouse in May and June of 1999 and the Chicago warehouse in December 1998 and January 1999.
In comparison, no warehouses were opened during the same period in 1998.

         Other income (expense). Other income (expense) includes interest from investment earnings and interest paid on capital leases. Investment income decreased from $2,144,000 for the nine month period ended September 30, 1998 to $1,385,000 for the nine month period ended September 30, 1999 due primarily to a reduction in invested principal. Interest expense increased from $133,000 for the nine month period ended September 30, 1998 to $239,000 for the nine month period ended September 30, 1999 as a result of greater leasing activity utilized in the new centralized distribution facilities.


LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities decreased from $18,291,000 in the first nine months of 1998 to $17,989,000 in the first nine months of 1999. As of September 30, 1999, the Company had $3,549,000 in cash and cash equivalents and $12,822,000 in marketable securities. The Company uses its working capital to fund ongoing operations, marketing programs, geographic expansion and to further develop its products and services.

         The Company anticipates that existing cash and marketable securities may be insufficient to fund the Company's operations and capital requirements for the next year and is currently evaluating financing opportunities. There can be no assurance that capital will be available to the Company on favorable terms, or at all.

         The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 DISCLOSURE

         The "Year 2000" problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Company has evaluated the impact of the Year 2000 issue on its business and believes the costs associated with its own Year 2000 compliance and internal Year 2000 issues will be comprised of software and hardware expenditures totaling less than $500,000. Therefore, the Year 2000 issue will not have a material impact on the Company's business, results of operations or financial condition. The Company believes its internal software systems and applications are currently Year 2000 compliant and are currently being recompiled on Y2K compliant operation systems.

         Nonetheless, failure of certain third party systems could have a material adverse impact on the Company. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should remediation efforts of third parties, with whom the Company does business, not be successful. For example, the Company relies on its retail partners and on other third party vendors for inventory that the Company sells. The Company is addressing whether these third parties in its supply chain are adequately addressing their Year 2000 compliance issues. The Company continues to communicate with its significant suppliers and other vendors to monitor the Year 2000 issue and evaluate the impact on the Company. Failure by such parties to timely address the Year 2000 issue could impact the Company's ability to obtain inventory, among other things, which could have a material adverse impact on the Company's business, financial condition or results of operations. With respect to the Company's ability to obtain product information, to the extent that any of the Company's retail partners' computer systems are not Year 2000 compliant, the Company has established alternative procedures for obtaining relevant retailer information at a minimal cost to the Company. The Company has not incurred to date, and does not expect to incur, material costs with respect to its initiatives mentioned above.

         Furthermore, the Company utilizes third party equipment, software and content, including non-information technology systems (such as building equipment and security systems) that may not be Year 2000 compliant. The Company has assessed whether critical third-party vendor systems and equipment and critical non-information technology systems and equipment are adequately addressing  the Year 2000  issue.  The  Company  has  completed  the  process of installing all recommended upgrades and is currently running Year 2000 compliant versions. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expense to remedy problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.


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

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits - The following exhibits are filed herewith or are incorporated herein:

                    Exhibit
                      No.                   Description
                      27 --          Financial Data Schedule

(b) Reports on Form 8-K - The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 1999. However, a Form 8-K was filed on October 7, 1999 detailing the terms of employment of the new CEO and president, William Malloy.








                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Peapod, Inc.
                                            (Registrant)


                                            /s/ Dan Rabinowitz
November 4, 1999                           _________________________
                                            Dan Rabinowitz
                                            Chief Financial Officer