Form 10-K
period 1999-12-31
PEAPOD INC
filed 2000-03-30
CIK 1036992

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1999  Commission file number 0-22557

                                 PEAPOD, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                              36-4118175
   ---------------------------------      ---------------------------------
     (State or other jurisdiction         (IRS Employer Identification No.)
   of Incorporation or Organization)

                   9933 Woods Drive, Skokie, Illinois  60077
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock held by non-affiliates as of March 27, 2000: $38,591,248 based on a closing price of $2.9375 of the registrant's common stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purpose.

   The number of shares outstanding of the registrant's common stock as of March 27, 2000 was 18,402,591.

                      Documents Incorporated by Reference

   Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed on or before April 28, 2000) are incorporated by reference into Part III, as indicated herein.

                                 PEAPOD, INC.
                        Form 10-K Annual Report -- 1999
                               Table of Contents

Forward-Looking Statements...........................................................................   1

Risk Factors.........................................................................................   1

PART I...............................................................................................  10
     Item 1.   Business..............................................................................  10
     Item 2.   Properties............................................................................  16
     Item 3.   Legal Proceedings.....................................................................  16
     Item 4.   Submission of Matters to a Vote of Security Holders...................................  16

PART II..............................................................................................  16
     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............  16
     Item 6.   Selected Financial Data...............................................................  17
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations.                                                                             18
     Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.............................  21
     Item 8.   Financial Statements and Supplementary Data...........................................  22
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  40

PART III.............................................................................................  41
     Item 10.  Directors and Executive Officers of the Registrant....................................  41
     Item 11.  Executive Compensation................................................................  42
     Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  42
     Item 13.  Certain Relationships and Related Transactions........................................  42

PART IV..............................................................................................  42
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  42

SIGNATURES...........................................................................................  47

FORWARD-LOOKING STATEMENTS

   All statements in this report, other than statements of historical fact, including statements regarding the Company's competitive strengths, the Company's business strategy, markets for the Company's products, general trends and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expression, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," in other portions of this report and in the Company's 1999 annual report to shareholders. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this report and expressly qualify all forward-looking statements.

RISK FACTORS

The Company's business presents various risks for its shareholders and others having business dealings with the Company. These risks, including those described below, could have a material adverse effect on the Company's business, including its operating results and financial condition. The risk factors listed in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the Company's forward-looking statements. These risk factors, together with all of the other information included in this report, should be read carefully. In addition, forward-looking statements contained in this report, including discussions concerning the Company's business and its business strategy, assumes that the Company is able to obtain adequate capital resources to continue its operations and to execute its business plan.

The Company has limited capital resources making its ability to continue operations uncertain; independent auditors' report contains uncertainty paragraph.

   On March 16, 2000, the Company issued a press release announcing that its CEO and President was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. The Company has experienced recurring losses from operations since its inception and has limited resources. The Company has historically relied upon equity financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs.
Because of its limited resources, the viability of Peapod is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. Its financial advisors are currently exploring strategic alternatives available to the Company, including possible financings or a possible sale of Peapod. However, there can be no assurances that the Company will be successful in finding or completing a transaction or that its resources will be sufficient to enable it to continue operations during this process. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the accompanying Independent Auditors' Report states that Peapod has experienced recurring losses from operations which have adversely affected Peapod's liquidity and that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   In addition, if the Company completes a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution.

The Company has a limited operating history.

   Although Peapod was founded in 1989, most of its growth has occurred since September 1995. In 1997, the Company decided to shift its fulfillment to a centralized, dedicated distribution model. Over the past two years, the Company has opened two centralized distribution centers and has signed a lease for a third center. The Company intends to centralize all operations over time. Its limited operating history and its recent shift to a centralized distribution model make an evaluation of its business and prospects very difficult. You must consider the Company's business and prospects in light of the risks and difficulties the Company encounters as a company with a limited operating history in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to:

          .  a complex and unproven business system;

          .  lack of sufficient cash flow;

          .  difficulties in managing rapid growth in personnel and operations;

          . high capital expenditures associated with its distribution centers; and

          . lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

The Company cannot be certain that its business strategy will be successful or that the Company will successfully address these risks. Its failure to address any of the risks described above could have a material adverse effect on its business.

The Company's business system is complex, and the Company is periodically affected by operational difficulties.

   The Company's business system relies on the complex integration of numerous software and hardware systems to manage the entire process from the receipt and processing of goods at its distribution centers to the picking, packing and delivery of these goods to customers. The Company has, from time to time, experienced operational difficulties which have resulted in order errors such as missing items and delays in deliveries, among others. The Company expects that these problems will continue to occur from time to time, and the Company cannot assure that its operations will not be materially adversely affected. In addition, items requested by customers may occasionally be "out of stock". A substantial number of "out of stocks" may reduce customer satisfaction with its service. If the Company is unable to meet customer demand or service expectations as a result of operational issues, its ability to maintain customer relationships or develop additional customer relationships that result in repeat orders will be materially adversely affected.

The Company must effectively manage its growth and successfully implement its expansion strategy.

   The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational, technical and financial resources. As of December 31, 1998, the Company had approximately 240 full-time and 1,125 part-time employees, as compared to the approximately 610 full-time and 410 part-time employees as of December 31, 1999. During this period, the number of its customers grew from 95,000 to 111,900. The Company expects operating expenses and staffing levels to increase substantially in the future as it expands into new markets and increases penetration in existing markets.
To manage its growth, the Company must expand its operational and technical capabilities; increase, train and manage its employee base; and manage multiple relationships with various retailers and other third parties. If the Company fails to implement effective management and operating systems, add resources on a cost-effective basis or effectively manage its expansion, its business may be materially adversely affected.

   A critical part of its business strategy is to expand its business by opening additional distribution centers in new and existing markets to achieve economies of scale. Its ability to successfully and cost-effectively expand its business to additional geographic markets will depend upon a number of factors, including:

          .  the availability of capital to fund growth;

          . the availability of appropriate and affordable sites that can accommodate its distribution centers;

          . its ability to successfully and cost-effectively hire and train qualified employees to operate new distribution centers;

          . its ability to develop relationships with local and regional distributors, vendors and other product providers;

          .  acceptance of its product and service offerings; and

          .  competition.

   The number and timing of its expansion into new markets and the opening of new distribution centers are dependent on these factors and are therefore subject to considerable uncertainty.

If the Company enters new business categories that do not achieve market acceptance, its brand and reputation could be damaged and the Company could fail to attract new customers.

   Any new product category that is launched by the Company which is not favorably received by consumers could damage the Company's brand or reputation. This damage could impair the Company's ability to attract new customers, which could cause its net sales to fall below expectations. The Company may choose to expand its operations by developing other new product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding its market presence through relationships with third parties. In addition, the Company may pursue the acquisition of other new or complementary businesses, products or technologies, although the Company has no present understandings, commitments or agreements with respect to any material acquisitions or investments.

If the Company does not respond to rapid technological changes, its services could become obsolete and the Company could lose customers.

   If the Company faces material delays in introducing new services, products and enhancements to its Website, its customers may forego the use of its services and use those of its competitors. To remain competitive, the Company must continue to enhance and improve the functionality and features of its online service. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, its existing Website and proprietary technology and systems may become obsolete.

   To develop its Website and other proprietary technology entails significant technical and business risks. The Company may use new technologies ineffectively or the Company may fail to adapt its Website, systems that the Company uses to process customers' orders and payments and its computer network to customer requirements or emerging industry standards.

The Company anticipates future losses and negative cash flow.

   The Company has experienced significant net losses and negative cash flow since its inception. As of December 31, 1999, the Company had an accumulated deficit of $58,513,000, representing losses from June 1997 through December 1999. The Company incurred net losses of $28,453,000 for the year ended December 31, 1999. The Company will continue to incur significant capital and operating expenses over the next several years in connection with its planned expansion, including:

          . the construction of and equipment for new distribution centers in additional geographic markets;

          . the continued expansion and development of operations at its existing distribution centers;

          . the conversion of existing markets from a retailer partnership model to a centralized distribution model;

          .  increases in personnel;

          .  brand development, marketing and other promotional activities;

          . the continued development of its computer network, warehouse management and order fulfillment systems and delivery infrastructure; and

          .  the development of strategic business relationships.

   As a result, the Company expects to continue to have operating losses and negative cash flow on a quarterly and annual basis for the foreseeable future. To achieve profitability, the Company must accomplish the following objectives:

          . substantially increase its number of customers and the number of orders placed by its customers;

          .  generate a sufficient average order size;

          .  realize repeat orders from a significant number of customers;

          .  increase gross margins;

          .  build additional distribution centers in new markets; and

          . convert existing markets from the retailer partnership model to the centralized distribution model.

There can be no assurances that the Company will be able to achieve these objectives. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. If the Company cannot achieve or sustain profitability, it may not be able to meet its working capital requirements, which would have a material adverse effect on its business.

The significant capital investment required by the Company's business model may adversely affect its ability to enter additional markets in a timely and effective manner and could harm its competitive position.

   The Company's business model requires a significant capital investment to build, equip and launch distribution centers in the markets in which the Company seeks to operate. Its competitors have developed or may develop systems that are not as highly automated or capital-intensive as the Company's. This could enable them to commence operations in a particular geographic market before the Company is able to do so, which could harm its competitive position. In addition, because of the substantial capital costs associated with the development of its distribution centers, the Company will be unable to achieve profitability or reduce its operating losses if the Company does not process sufficient order volumes.

The Company faces intense competition from traditional and online retailers of grocery products.

   The grocery retailing market is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers comprise its principal competition, although the Company also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. Many of its existing and potential competitors, particularly traditional grocers and retailers, are larger and have substantially greater resources than the Company does. The Company expects this competition to intensify as more traditional and online grocery retailers offer competitive services.

   The Company also competes with a number of online retailers including Webvan Group, Inc., NetGrocer.com, Inc., HomeGrocer.com, Inc., HomeRuns.com, Inc., Streamline.com, Inc., ShopLink.com, Inc. and GroceryWorks.com, Inc., as well as new entrants to the market. Many of these competitors have substantially greater resources than the Company. The principal competitive factors that affect its business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If the Company fails to effectively compete in any one of these areas, the Company may lose existing and potential customers which would have a material adverse effect on its business, net sales and operating margins.

If the Company fails to generate sufficient levels of repeat orders from its customers, its business and net sales will be adversely affected.

   In the online retail industry, customer attrition rates, or the rates at which customers cancel a service, are generally high. The Company aggressively markets its service to reduce customer attrition and increase customer usage. However, its marketing efforts may not be successful. High rates of customer attrition could have a material adverse effect on its business.

The Internet may fail to become a widely accepted medium for grocery shopping.

   The Company relies on product orders received through its Website for sales. The market for e-commerce is new and rapidly evolving, and it is uncertain whether e-commerce will achieve and sustain high levels of demand and market acceptance, particularly with respect to the grocery industry. Its success will depend to a substantial extent on the willingness of consumers to increase their use of online services as a method to buy groceries and other products and services. Its success will also depend upon its vendors' acceptance of its online service as a significant means to market and sell their products. Moreover, its growth will depend on the extent to which an increasing number of consumers own or have access to personal computers or other systems that can access the Internet. If e-commerce in the grocery industry does not achieve high levels of demand and market acceptance, its business will be materially adversely affected.

Its efforts to build strong brand identity and customer loyalty may not be successful.

   As more competitors emerge in the online grocery retailer market, the Company will need to strengthen its brand identity and brand loyalty. In order to attract and retain consumers and vendors, and respond to competitive pressures, the Company may increase spending substantially to create and maintain brand loyalty among these groups. In particular, the Company may expand its current advertising campaigns by conducting online and television advertising campaigns. The Company believes that advertising rates, and the cost of its advertising campaigns in particular, could increase substantially in the future. If its branding efforts are not successful, its net sales and ability to attract and maintain customers will be materially and adversely affected.

If the Company is unable to obtain sufficient quantities of products from its key vendors, its net sales would be adversely affected.

   The Company sources products from a network of manufacturers, wholesalers and distributors. The Company currently relies on retailers and national and regional distributors for a substantial portion of its items. The Company also utilizes premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, the Company may experience difficulty in obtaining sufficient product allocations from a key vendor. In addition, its key vendors may establish their own online retailing efforts, which may impact its ability to get sufficient product allocations from these vendors. Many of its key vendors also supply products to the retail grocery industry and its online competitors. If the Company is unable to obtain sufficient quantities of products from its key vendors to meet customer demand, its business could be materially adversely affected.

The Company depends on its retail partners in several markets

   The Company depends on its retail partners in several of its markets. These retail partners provide not only the products the Company sells to consumers, but also, in certain cases, many of the fulfillment services. Consequently, factors affecting its retail partners, such as labor disputes or supply problems, could have a material adverse effect on its business. In addition, a substantial part of the marketing efforts for its services in some of these markets is conducted through cooperative marketing efforts with its retail partners. If cooperative marketing efforts are not effective to acquire or retain customers, its business could be materially adversely affected. In addition, agreements with its retail partners are generally terminable by either party upon notice to the other party. If any of its retail partners were to terminate its relationship at a time when the Company did not have an alternative arrangement in place, or during a period of transition by the Company to the use of a distribution center, the Company's business could be materially adversely affected.

The Company may need substantial additional capital to fund its planned expansion, and it cannot be sure that additional financing will be available.

The Company requires substantial amounts of working capital to fund its business. In addition, the opening of new distribution centers and the continued development of its order fulfillment and delivery systems requires significant amounts of capital. Since its inception, the Company has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. In the past, the Company has funded its operating losses and capital expenditures through proceeds from equity offerings. The Company expects to require substantial additional capital to fund its expansion program and operating expenses. Its future capital needs will be highly dependent on the number of additional distribution centers the Company opens, the timing of openings and the success of its facilities once they are launched. Therefore, the Company may need to raise additional capital to fund its planned expansion. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all. If the Company is unable to obtain sufficient additional capital when needed, the Company could be forced to alter its business strategy, delay or abandon some of its expansion plans or sell assets. Any of these events would have a material adverse effect on its business, financial condition and its ability to reduce losses or generate profits. In addition, if the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution.

The Company's limited operating history makes financial forecasting difficult.

   As a result of the Company's limited operating history, it is difficult to accurately forecast its revenue. The Company bases its current and future expense levels on its operating plans and estimates of future revenue, and its expenses are dependent in large part upon its facilities and product costs. Sales and operating results are difficult to forecast because they generally depend on the growth of its customer base and the volume of the orders the Company receives, as well as the mix of products sold. As a result, the Company may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause its net losses in a given quarter to be greater than expected and could cause a decline in the trading price of its common stock.

The Company's quarterly operating results are expected to be volatile and difficult to predict based on a number of factors that will also affect its long-term performance.

   The Company expects its quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect its long-term performance. Some of these factors include the following:

          . the timing and nature of expansion efforts in both new and existing markets;

          . the conversion of existing markets to the centralized distribution model;

          . the introduction of new products or services and the market response to those introductions;

          .  relationships with vendors;

          .  seasonal trends and purchasing patterns;

          .  changes in pricing policies or service offerings;

          . increases in personnel, marketing and other operating expenses to support its anticipated growth;

          . its inability to obtain new customers or retain existing customers at reasonable cost;

          . its inability to manage its distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases;

          . its inability to adequately maintain, upgrade and develop its service, its computer network or the systems that the Company use to process customer orders and payments;

          . technical difficulties, system or Website downtime or Internet brownouts;

          . changes in the level of marketing and other operating expenses to support future growth;

          .  competitive factors; and

          .  general economic conditions.

Due to all of these factors, the Company expects its operating results to be volatile and difficult to predict. As a result, quarter-to-quarter comparisons of its operating results may not be good indicators of its future performance. In addition, it is possible that in any future quarter its operating results could be below the expectations of investors generally and any published reports or analyses of its company. In that event, the price of the common stock could decline, perhaps substantially.

The Company's net sales would be harmed if its online security measures fail.

   The Company's relationships with its customers may be adversely affected if the security measures that the Company uses to protect their personal information, such as credit card numbers, are ineffective. If, as a result, the Company loses many customers, its business could be materially adversely affected. The Company relies on security protocols and encryption technology to maintain security over credit card numbers. The Company cannot predict whether events or developments will result in a compromise or breach of the technology the Company uses to protect a customer's personal information.

   Furthermore, its computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. The Company may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. There can be no assurance that the Company can prevent all security breaches, and any failure to do so could have a material adverse effect on its reputation and results of operations.

The loss of the services of one or more of the Company's key personnel, or its failure to attract, assimilate and retain other highly qualified personnel in the future would seriously harm its business.

   The Company's success will depend upon the efforts and abilities of its senior management and key employees, including its executive officers. Its future success will also depend on the ability of its management to retain key managers and employ additional qualified senior managers. If the Company loses any of its key employees, or if the Company fails to attract or retain additional qualified personnel, its business could be harmed.

   In addition, the Company's operations require it to attract, train and retain substantial numbers of new personnel. Certain metropolitan markets served by the Company have tight labor markets. In addition, the Company employs a large number of part-time employees to perform fulfillment services, who generally have a high rate of turnover. Its software and service development efforts also require highly-trained employees. If the Company was unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits were to increase substantially, its business, results of operations or financial condition could be harmed.

The Company may need to change the manner of conducting its business if government regulation of the Internet increases or if regulation directed at large-scale retail operations is deemed applicable to the Company.

   The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which the Company currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws which may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the Governor of California recently vetoed legislation which would have prohibited a public agency from authorizing retail store developments exceeding 100,000 square feet if more than a small portion of the store were devoted to the sale of non-taxable items, such as groceries. While it is not clear whether its operations would be considered a retail store for purposes of this kind of legislation, there can be no assurances that other state or local governments will not seek to enact similar laws or that the Company would be successful if forced to challenge the applicability of this kind of legislation to its distribution facilities. The expenses associated with any challenge to this kind of legislation could be material. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause the Company to incur additional expenses or alter its business model.

   There has been a growing concern about privacy and the collection, distribution and use of information about individuals, and the Company is subject to various federal and state regulations concerning these activities. Any new federal or state laws or regulations could adversely affect its ability to collect, distribute or use consumer information. The Company has adopted policies to address certain privacy concerns, including restricting access to its database, limiting the type of information that the Company provides to third parties, requiring each employee to sign a nondisclosure and confidentiality agreement, and implementing data security systems at its data center. Additionally, pursuant to the terms of its customer agreement, each customer consents to its use of the data generated by customers on an aggregate basis. However, these policies and arrangements may not be effective, and to the extent that they are not effective, its business, results of operations or financial condition could be materially and adversely affected.

The Company may incur significant costs or experience product availability delays in complying with regulations applicable to the sale of food products.

   Whether the handling of food items in its distribution facility, such as meat and fish, will subject the Company to USDA regulation in the future will depend on several factors, including whether the Company sells food products on a wholesale basis or whether the Company obtains food products from non-USDA-inspected facilities. Although the Company has designed its food handling operations to comply with USDA regulations, the Company cannot assure that the USDA will not require changes to its food handling operations. The Company will also be required to comply with local health regulations concerning the preparation and packaging of its prepared products and other food items. Any applicable federal, state or local regulations may cause the Company to incur substantial compliance costs or delay the availability of a number of items at one or more of its distribution centers. In addition, any inquiry or investigation from a food regulatory authority could have a negative impact on its reputation. Any of these events could have a material adverse effect on its business and expansion plans and could cause it to lose customers.

The Company may not be able to obtain required licenses or permits for the sale of alcohol and tobacco products in a cost-effective manner or at all.

   The Company will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each new market in which the Company seeks to open a distribution center and sell these products. The Company cannot assure that the Company will be able to obtain any required permits or licenses in a timely manner, or at all. The Company may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. Changes to existing laws or its inability to obtain required permits or licenses could prevent the Company from selling alcohol or tobacco products in one or more of its geographic markets. Any of these events could substantially harm its net sales, gross profit and ability to attract and retain customers.

In the future the Company  may face potential product liability claims.

   The Company cannot assure that the products that the Company delivers will be free from contaminants. Grocery and other related products occasionally contain contaminants due to inherent defects in the products or improper storage or handling. If any of the products that the Company sells cause harm to any of its customers, the Company could be subject to product liability lawsuits. While the Company maintains general liability insurance, coverage under these policies may not be adequate to cover any losses. If the Company is found liable under a product liability claim, or even if the Company is required to defend itself against such a claim, its reputation could suffer and customers may substantially reduce their orders or stop ordering from it.

If the protection of the Company's trademarks and proprietary rights is inadequate, its business may be seriously harmed.

   The Company regards copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to its success. The Company relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights; however, the steps the Company takes to protect its proprietary rights may be inadequate. Its failure to protect its proprietary rights could materially adversely affect its business and competitive position.

Intellectual property claims against the Company can be costly and could result in the loss of significant rights.

   Other parties may assert infringement or unfair competition claims against the Company that could relate to any aspect of its technologies, business processes or other intellectual property. The Company cannot predict whether third parties will assert claims of infringement against it, the subject matter of any of these claims, or whether these assertions or prosecutions will harm its business. If the Company is forced to defend itself against any of these claims, whether they are with or without merit or are determined in its favor, then the Company may face costly litigation, diversion of technical and management personnel or inability to use its current Website technology. As a result of a dispute, the Company may have to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may be unavailable on terms acceptable to the Company, or at all. If there is a successful claim of patent infringement against the Company and the Company is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, its business and competitive position may be materially adversely affected.

Any deficiencies in the Company's systems or the systems of third parties on which the Company relies could adversely affect its business and result in a loss of customers.

   The Company may experience disruptions in service for a variety of reasons including failures or interruptions in its systems. Natural disasters, power losses, telecommunications failures, break-ins and similar events could damage its systems or cause them to fail completely. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect its business. In addition, its users depend on Internet service providers, online service providers and other Website operators for access to its Website. Many of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could have a material adverse effect on its business and could result in a loss of customers. The Company's insurance policies may not adequately compensate for any losses that may occur due to any failures or interruptions in its systems.

The Company may be subject to liability for the Internet content that the Company publishes.

   As a publisher of online content, the Company faces potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that the Company publishes or distributes. If the Company faces liability, particularly liability that is not covered by its insurance or is in excess of its insurance coverage, then its reputation and its business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. The Company cannot assure that it is adequately insured to cover claims of these types or to indemnify the Company for all liability that may be imposed on it.

Certain provisions in the Company's charter, by-laws and Delaware law may make it more difficult for a third party to acquire control of it.

   Certain provisions of its charter and by-laws and certain sections of the Delaware General Corporation Law may discourage takeover attempts not first approved by the Board of Directors, including takeovers which some stockholders may deem to be in their best interests. These provisions could delay or frustrate the removal of incumbent directors or the assumption of control by an acquirer, even if such removal or assumption of control would be beneficial to stockholders. These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even if such events would be beneficial to the interest of stockholders. These provisions include, among other things: a classified Board of Directors serving staggered three-year terms; the elimination of stockholder voting by consent; a provision providing that only the President or Board of Directors may call special meetings of stockholders; the removal of directors without cause only by the holders of at least 75% of the shares entitled to vote; a provision permitting the Board of Directors to take into account factors in addition to potential economic benefits to stockholders and certain advance notice requirements for stockholder proposals and nominations for election to the Board of Directors. The Company is also subject to Section 203 of the Delaware General Corporation Law which, in general, imposes restrictions upon certain acquirers (including their affiliates and associates) of 15% or more of its common stock. In addition, its stockholders rights plan may discourage or prevent takeover attempts that are not first approved by the Board of Directors (including takeovers which certain stockholders may deem to be in their best interests).

                                    PART I

Item 1.  Business

The Company

   Peapod(R) is one of America's leading Internet grocers and a provider of targeted media and research services. Peapod's "Smart Shopping for Busy People(R)" solution provides consumers with time savings and convenience through a user-friendly, highly functional virtual supermarket, personalized shopping and delivery services, and responsive telephonic and email support. Peapod provides consumer goods companies with a forum for targeted interactive advertising, high-impact electronic couponing and extensive product research by linking together customers from multiple markets into a national online network and collecting substantial data regarding customers' purchase intentions, purchasing behavior and demographics.

   From its founding in 1989 until 1998, the Company serviced consumers exclusively in partnership with traditional grocery retailers. The Company partnered with a retailer in each market, and fulfilled customer orders through a network of existing retail stores. In 1997, the Company determined that, in order to satisfy increasing consumer demand, ensure high quality service and reduce its cost structure, it would shift its fulfillment to a centralized, dedicated distribution model. The Company has opened new distribution centers in Chicago and San Francisco and has signed a lease for a third center in Dallas. The Company intends to centralize all operations over time, and will enter new markets only with centralized, dedicated distribution.

   Peapod's technology is central to its business model, and integrates proprietary and commercial systems in a manner specifically tailored to the consumer direct business. Peapod's sophisticated Website enables its customers to shop at home or at work in a personalized manner with the benefit of more extensive product and price information than is otherwise practically available. In addition, Peapod's systems efficiently link its product database and merchandising systems, providing dynamic pricing and promotional information to its customers. Peapod has designed its fulfillment management and transportation applications, for both in-store and warehouse-based fulfillment, on the basis of many years of picking, packing and delivering grocery orders to incorporate operating methods that are cost-efficient and ensure high quality.

   The Company believes that its proprietary technology and operating experience provide it several competitive advantages. Peapod's technology integrates the complex requirements of online shopping, grocery merchandising and fulfillment of high-volume, multi-temperature, custom-picked orders. The Company's technology and operating processes for picking, packing and delivering products, as well as its customer support capabilities, have been refined over its years of experience to be efficient and ensure high levels of customer service. The Company's Website and merchandise offerings reflect extensive and continuous learning regarding the preferences, habits and decision-making processes of online grocery consumers.

   Peapod also provides consumer goods companies with a forum for targeted interactive advertising, high-impact electronic couponing and cost-effective product research by linking together customers from multiple markets into a national online network. Peapod's database creates extensive customer profiles by collecting data from multiple sources, including online shopping behavior, purchase histories, online attitudinal surveys and demographic data that it may purchase from other parties. On the basis of this data, Peapod's proprietary targeting engine delivers customized, one-to-one advertising and promotions. This business offers attractive profit margins relative to the core grocery business, and is expected to become meaningful once Peapod's customer base begins to scale.

   As of December 31, 1999, Peapod had 111,900 customers and offered its Internet grocery service in eight metropolitan markets: Chicago, IL; San Francisco/San Jose, CA; Columbus, OH; Boston, MA; Houston, Dallas and Austin, TX, and Long Island, NY.

   Peapod was incorporated in December 1996 in the state of Delaware and is a successor to a business originally founded in 1989. The Company's principal corporate offices are located in Skokie, Illinois, a suburb of Chicago. Peapod completed its initial public offering in June 1997 and its common stock is listed on the Nasdaq National Market under the symbol "PPOD".

Strategic Business Initiatives

   Peapod's business strategy is centered around several initiatives designed to grow the Company's business.

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

   Grow Customer Base and Order Volume. Peapod plans to continue to increase revenue and realize economies of scale by growing its customer base and order volume. The Company will pursue this growth by increasing its penetration in existing markets, with particular focus on the markets in which it operates its new centralized model, and by expanding into new markets over time. The Company believes that it can achieve competitive advantages in its various markets as the first one to build a substantial Internet customer base and achieve operating scale.

   Leverage Local Fulfillment Infrastructure. Peapod has the opportunity to leverage its local fulfillment capabilities, including its facilities, efficient picking systems and home deliveries, to provide additional products and services to its customer base. For example, Peapod has launched a nationwide delivery program, offering thousands of non-perishable grocery items and household goods that are drop-shipped on a national basis from an existing Peapod warehouse. As a component of this service, the Company has developed a bundled goods program called "Peapod Packages" to deliver customized bundles of non-perishable grocery items for special occasions, including new baby packages and college care packages. The Company's national delivery program is expected to increase Peapod's product revenues, while requiring little additional overhead, since the inventory and fulfillment operations are conducted from existing market warehouses. Peapod can also use the program to promote the Company's brand name on a national basis and to identify potential new markets by evaluating regional demand for its service. Over time, this service can be expanded to include gourmet foods, menu and recipe fulfillment, and specialized gift services.

   Build Leadership in Interactive Marketing Services. Peapod has pioneered, in partnership with consumer goods companies, innovative interactive marketing services consisting of advertising, promotion and market research services. Peapod intends to continue using the combination of its database and Internet shopping channel to create new products and services tailored to its interactive marketing clients. As Peapod's customers increase, the Company believes that consumer goods companies will increasingly view Peapod's service as a powerful advertising venue as well as a valuable research tool.

   Provide Superior Service Quality. The Company is committed to providing its customers with superior experiences in all aspects of its services. The Company's "Smart Shopping for Busy People" solution includes user-friendly, highly-functional and cost-effective shopping tools as well as a variety of convenient delivery services. "The Peapod Promise" of superior service is designed to ensure customer satisfaction. The Company will continue to pursue improvements in its service quality that can be sustained as customers and orders grow aggressively.

   Build Peapod Brand Identity and Awareness. The Company intends to continue to build brand identity through the functionality, quality, convenience and value of the services it offers. Peapod also intends to market its services, through promotions and advertising, as a means to further establish name brand recognition. The Internet will be an increasingly important marketing medium for building brand awareness and attracting new customers.

Peapod Services

   Consumer Services. Peapod's "Smart Shopping for Busy People" solution provides consumers with time savings and convenience through its user-friendly, highly functional and information-rich virtual supermarket and personalized shopping, delivery and customer support services. With Peapod, customers are able to recapture a portion of the time typically associated with traditional grocery shopping. Rather than driving to the store and waiting in check-out lines, customers shop at any time of the day or night with their personal computers, and schedule delivery at a convenient time. Peapod makes available, at the customer's fingertips, up-to-date product information, including pricing and promotions, and keeps a running online tally of the customer's bill. Peapod provides further service to its customers in the form of electronic and telephonic customer support and technical assistance and honors "The Peapod Promise," a guarantee of superior service and satisfaction with each order.

   Peapod is accessible through its Internet Website www.peapod.com. The site is highly functional, offering customers a variety of shopping methods and productivity tools to create a shopping experience based on each customer's personal preferences. Peapod customers can shop by browsing aisles (moving logically from general product category to individual items), using one or more personal lists (containing compilations of frequently-purchased goods which can quickly be reviewed and considered for purchase), or conducting product searches based on brand or category names (which is particularly helpful for coupon redemption or purchasing recipe ingredients). Customers can also sort items in any product category by a wide variety of variables, such as pricing information, sale items, kosher and nutritional content (e.g., fat, calories, cholesterol and sodium). Through the use of these tools, customers can quickly identify desirable products and place them into their ''virtual'' shopping cart. The Company believes that its Website provides one of the most functional Internet shopping services currently available.

   Peapod's typical customers are females between the ages of 30 and 54, households with children and dual income households. The income levels of Peapod's customer base cover a wide range, with a median income exceeding $60,000 per year. The average Peapod order is $123, which the Company believes is five times the in-store average.

   As of December 31, 1999, Peapod offered its Internet grocery service in eight metropolitan markets, and conducted delivery operations from 22 fulfillment centers covering 8,476,100 households, or approximately 8% of U.S. households. Peapod's service areas encompassed approximately 1,759,000 households in Chicago, 1,747,800 households in San Francisco/San Jose, 407,300 households in Columbus, 1,531,600 households in Boston, 1,076,800 households in Houston, 1,098,300 households in Dallas, 307,700 households in Austin and 547,600 households in Long Island.

   Product Supply Relationships. From its founding in 1989 until 1998, the Company serviced consumers exclusively in partnership with traditional grocery retailers. The Company partnered with a retailer in each market, and fulfilled customer orders through a network of existing retail stores. In 1997, the Company determined that, in order to satisfy increasing consumer demand, ensure high quality service and reduce its cost structure, it would shift its fulfillment to a centralized, dedicated distribution model. During 1999, Peapod transitioned in San Francisco and Chicago to the "centralized distribution model" and has begun the process of transitioning its operations in the Texas markets. In addition, Peapod's Long Island market has utilized the centralized distribution model, although at smaller scale, since it opened in late 1998.

   In the centralized distribution model, the Company constructs a distribution center for its own exclusive use in storing, picking, packing and delivering Internet grocery orders. The Company purchases products on a wholesale basis for the distribution center from a variety of suppliers, including in some cases traditional retailers. Supplier relationships in our centralized facilities include Jewel/Osco in Chicago; Certified Grocers of California, Walgreen Co., and Andronico's Market in San Francisco; and Giant Food Stores, Inc. in Long Island.

   The centralized distribution model supports specialized product offerings and delivery efficiencies by allowing "perimeter" retailers (e.g. HBA, perishables) to cross-dock products on the day of delivery, thus eliminating the need to warehouse additional products. The centralized distribution model, in conjunction with Peapod's SmartFlow(TM) supply/demand management technology, is designed to improve profitability by allowing Peapod to rapidly expand the scope of its operations, achieve lower product costs, better control its inventory, increase efficiencies in fulfillment center overhead, enhance customer satisfaction, and respond to increased consumer demand.

   The Company continues to operate the partnership model under existing contracts with the following retailers: in Columbus, Ohio, The Kroger Company; in Boston, Massachusetts, The Stop & Shop Supermarket Company; and in Houston, Dallas and Austin, Texas, Randalls Food & Drug Inc.

   Interactive Marketing. Peapod provides a forum for consumer package goods companies to conduct targeted interactive advertising, electronic couponing and extensive product research. Peapod links together customers from multiple markets into a national online network, and collects substantial data regarding customers' attitudes, purchasing behavior and demographics. In addition, Peapod's growing customer base has an attractive demographic profile that is difficult to reach through other direct-response media channels. Approximately three-quarters of Peapod's customers are upper middle class and approximately three-quarters are women.

   Peapod's Website is designed to easily accommodate a variety of media and promotional events, and is supported by a database containing extensive information about the shopping behavior and preferences of its customers that the Company believes is not readily available from other sources. This has enabled Peapod to pioneer, in partnership with consumer goods companies, innovative interactive marketing services that consist of advertising, promotion and research services. The Company has agreements to provide interactive marketing services to a number of national consumer goods and service companies.

   Peapod's database and customer profile enable it to deliver highly-targeted, one-to-one advertising and promotion, such as electronic couponing, as well as conduct cost-effective, high-quality marketing research. Peapod's systems provide accountability for every marketing event executed on the Peapod system so that exposures, click-throughs, redemptions and sales are all captured for complete reporting of the impact of a marketing program. The accurate and comprehensive marketing feedback is a valuable tool for consumer goods companies for pre-testing and refining marketing programs for execution in more traditional media.

   The Company's extensive customer data profiles also allow it to provide consumer goods companies with improved research and data products at a lower cost than traditional research services. For example, the Company's Consumer Directions(TM) is a research cooperative designed to provide consumer package goods companies with information about behavior in the Internet distribution channel. Additionally, Peapod's captive audience allows the Company to create and maintain highly-targeted research panels at a cost the Company believes to be substantially lower than the consumer panels of current research firms.

   National Delivery Program. Peapod's national delivery program offers thousands of non-perishable grocery items and household goods that are drop-shipped from an existing Peapod warehouse. As a component of this service, the Company has developed a bundled goods program called "Peapod Packages" to deliver customized bundles of non-perishable grocery items for special occasions, including new baby packages and college care packages. The Company's national delivery program has the potential to increase Peapod's product revenues, while requiring little additional overhead, since the inventory and fulfillment operations are conducted from existing market warehouses. Peapod can also use the program to promote the Company's brand name on a national basis and to identify potential new markets by evaluating regional demand for its service. Over time, this service can be expanded to include gourmet foods, menu and recipe fulfillment, and specialized gift services.

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

Marketing and Promotion

   Consumer Marketing. The Company's marketing objectives include increasing customer acquisition, retention, usage, and grocery order size, along with Peapod brand awareness. Peapod targets consumers at home, at work, on the run and in the local community by executing an integrated, multi-media promotional plan that includes radio and newspaper advertising, direct mail, mass transit, Internet advertising and local branding on employee uniforms and delivery trucks. In addition, the Company believes that over time the extensive database and one-to-one marketing capabilities of its online system will provide it with opportunities to tailor its services to the unique needs of its customers, and thereby improve customer satisfaction.

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

   Companies operating in the electronic (computer, facsimile or phone) grocery shopping and delivery business compete on several factors, including the ease of use, functionality and reliability of the shopping and ordering system, product selection, price, the reliability and professionalism of delivery operations and other customer services, and general brand awareness. Peapod currently faces various degrees of competition in the markets that it currently serves. For instance, in Chicago, Peapod competes with Scotty's Home Market, which merged with Streamline.com, Inc. In San Francisco, Peapod competes with Webvan
Group, Inc., and Webvan has announced its intentions to commence operations in Chicago in the third quarter of 2000. In Boston, Peapod competes with Streamline.com, Inc., Homeruns.com, Inc., and ShopLink.com, Inc. In Dallas, Peapod competes with GroceryWorks.com, Inc. Virtually all online grocery providers have announced plans to expand nationally over the next five years; thus, the number of competitors and amount of competition Peapod faces will vary over time and differ by market area.

   The Company believes that many large grocery retailers may initiate Internet shopping and delivery programs over time due to the large potential size of this channel, as well as the retailers' need to defend their traditional customer base. Additionally, new retailers are likely to emerge with warehouse-based or other distribution models in an attempt to lead the development of the new channel. Because of the large capital investments required to develop Internet grocery shopping and delivery systems and to operate the service, the Company believes that well-capitalized companies, or start-up companies with access to significant capital, pose the most significant long-term competitive threat.

   With respect to interactive marketing services, the Company competes with many other companies that seek to sell and execute advertising, promotions and research programs to consumer goods companies. This market is extremely competitive and includes advertising and promotional agencies, companies implementing free-standing insert ("FSI") coupon programs and in-store promotions, traditional consumer product research businesses, and other electronic grocery shopping and delivery businesses. These companies also cover a variety of media, including print, television or Internet. Companies in this market compete on the basis of audience size for media exposure, demographics of the audience, effectiveness in generating sales, quality of research data and analysis, cost and other factors. Although in the early stages of growth, the Company believes that its audience and its medium offer opportunities to impact sales of consumer products to a greater degree than traditional media and promotions, and to perform higher quality and more cost-effective research. See "--Peapod Services; Interactive Marketing."

Employees

   As of December 31, 1999, the Company had approximately 610 full-time and 410 part-time employees. Substantially all of the part-time employees serve in grocery picking, packing, delivery and customer support positions. Of the Company's full-time employees, approximately 530 are in field operations or customer support functions, with the remainder in information technology, sales and marketing, and general and administrative functions. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

Intellectual Property and Other Proprietary Rights

   The Company believes that its success and ability to compete is somewhat dependent upon its systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and other measures to establish and protect its proprietary rights. The Company does not have any patents. The Company has U.S. registrations for the "Peapod" service mark and associated logos, for Peapod's "Smart Shopping for Busy People" slogan and has applied for trademark protection for "SmartFlow." The Company has registered copyrights, or has applied for copyright registration, with respect to its Website and certain marketing materials.
While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued development of its systems and technology, and brand name recognition are more important to establish and maintain a leadership position and strengthen its brand. As part of its confidentiality procedures, the Company generally enters into agreements with its employees and strategic partners and limits access to and distribution of its software, documentation and other proprietary information.

Item 2.    Properties

   The following are the principal properties of the Company:

        Location               Function                Owned/Leased            Usable Space
   ------------------    ---------------------    ---------------------    --------------------
     Skokie, IL            Corporate Office               Leased                   49,086
     Niles, IL             Warehouse                      Leased                   70,958
     Union City, CA        Warehouse                      Leased                   46,104

Item 3.    Legal Proceedings

   On March 17, 2000, a class action complaint was filed in the United States District Court for the Northern District of Illinois by Lila Gold against the Company, Thomas Parkinson and Andrew Parkinson, each in his capacity as a director and officer, alleging violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and (ii) Section 20(a) of the Exchange Act. On March 21, 2000, a class action complaint was filed in the United States District Court for the Northern District of Illinois (Eastern Division) by Jonathan Polansky against the Company, Thomas Parkinson and Andrew Parkinson, each in his capacity as a director and officer, alleging violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and (ii) Section 20(a) of the Exchange Act. On March 29, 2000, a class action complaint was filed in the United States District Court for the Northern District of Illinois (Eastern Division) against the Company, Thomas Parkinson and Andrew Parkinson, each in his capacity as a director and officer, alleging violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and (ii) Section 20(a) of the Exchange Act. None of the complaints specifies the amount of damages sought. Although the Company intends to vigorously defend against these complaints, there can be no assurances that the outcome of these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

   Other than the complaints identified above, the Company is not involved in any legal proceedings that management believes would have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

   None.


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

   The principal market for Peapod's common stock is The Nasdaq National Market ("NASDAQ"). On March 27, 2000, there were approximately 367 holders of record of Peapod common stock. High and low sales prices of Peapod's common stock as reported by NASDAQ for each quarter of 1998 and 1999 follows:

                                                              1998                                       1999
                                              -----------------------------------        -----------------------------------
                                                    High                 Low                   High                 Low
                                              ---------------     ---------------        ---------------     ---------------
     Calendar Quarter Ended:
       March 31...............................        $ 8.750              $4.500                $11.250              $7.063
       June 30................................         10.030               4.063                 14.875               6.938
       September 30...........................          8.688               4.688                 10.500               6.313
       December 31............................         13.500               2.750                 15.000               7.375

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

Item 6.   Selected Financial Data

   The selected statement of operations and balance sheet data set forth below have been derived from the historical financial statements of the Company. The historical financial statements as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 have been audited by KPMG LLP, independent certified public accountants, whose report thereon appears elsewhere in this document. The statement of operations and balance sheet data set forth below as of, and for the years ended, December 31, 1995 and 1996, as well as the balance sheet data as of December 31, 1997, have been derived from the Company's unaudited internal financial statements and reflect all adjustments which management considers necessary for a fair and consistent presentation of the results of operations for those periods. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this document.

(dollars in thousands, except                                  Years Ended December 31,
                                   ---------------------------------------------------------------------------------
share and per-share data)
                                       1995              1996            1997             1998             1999
                                   -------------    -------------    -------------    -------------    -------------
Statement of Operations:(1)

  Net sales(2)                        $   15,209      $    27,642      $    56,943      $    69,265      $    73,134

  Cost of sales                          (11,997)         (20,485)         (40,823)         (53,903)         (55,585)
                                   -------------    -------------    -------------    -------------    -------------

  Gross profit                             3,212            7,157           16,120           15,362           17,549

  Operating expenses                      (9,796)         (17,188)         (31,060)         (39,420)         (47,199)
                                   -------------    -------------    -------------    -------------    -------------

  Operating loss                          (6,584)         (10,031)         (14,940)         (24,058)         (29,650)

  Net loss                                (6,592)          (9,566)         (12,979)         (21,565)         (28,453)

  Basic and diluted net loss
   per share                              $(0.79)          $(0.82)          $(0.87)          $(1.27)          $(1.62)

  Shares used to compute
   basic and diluted net
   loss per share                      8,357,585       11,664,956       14,915,734       16,964,439       17,542,990

                                            1995              1996            1997             1998             1999
                                        -------------    -------------    -------------    -------------    -------------
Operating Data:(1)

Markets(3).........................                 2                4                8                8                8
Customers(4).......................            13,300           35,400          100,400           95,000          111,900
Orders (for the year ended)........           124,100          201,100          396,600          494,700          571,300
Households in service area(5)......         2,204,200        3,581,000        6,488,000        6,628,500        8,476,100

Balance Sheet Data:(1)
Cash and cash equivalents..........        $    2,466      $    13,039      $    54,079      $     4,341      $     4,931
Marketable securities..............                --               --            8,798           31,049            6,269
Total assets.......................             4,531           16,528           69,110           42,971           20,780
Long-term obligations..............               374              340              701              395            1,129
Total stockholders' equity.........             1,413            8,403           54,803           33,606            9,710

(1) Prior to May 31, 1997, represents the financial and operating information of Peapod LP, the predecessor entity to the Company.
(2) Net sales include: sales of groceries to customers; subscriptions; service and other fees paid by customers and retail partners; fees from consumer goods companies for interactive advertising/promotion and research services; and certain maintenance and licensing fees.
(3)  Represents the number of metropolitan markets served.
(4) Represents the number of households and businesses who have transacted business within the twelve months ended December 31.
(5) Represents the number of households in areas that can be served from Peapod's existing fulfillment centers (i.e., the facilities at which customer orders are picked and packed for delivery).


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

RESULTS OF OPERATIONS

1999 Compared to 1998
---------------------

   Net sales. Net sales, which are the sales of groceries and related products to customers, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services, increased by 6% from $69,265,000 in 1998 to $73,134,000 in 1999. Revenues from the sale of groceries and related products increased 13% from $57,305,000 in 1998 to $64,617,000 in 1999. This increase results from a 15% increase in the number of orders and was slightly offset by a 3% decrease in the size of the average grocery order. The total number of orders increased from 494,700 in 1998 to 571,300 in 1999. Fees paid by customers and retail supply partners decreased 26% from $9,650,000 in 1998 to $7,145,000 in 1999. This decrease is attributable to (i) reduced customer fees and (ii) lower fees paid by retail supply partners as we conduct more of our business from our centralized fulfillment centers versus retail stores. Total customers, measured as customers transacting within the last 12 months, increased 18% from 95,000 at December 31, 1998 to 111,900 at December 31, 1999.

   Fees from consumer goods companies for interactive advertising, promotion and research decreased 6% from $1,460,000 in 1998 to $1,372,000 in 1999. This reduction is largely the result of the Company's temporarily cutting back on marketing and new customer initiatives while transitioning its fulfillment model to centralized fulfillment. Licensing revenues were $850,000 during 1998 compared to no such licensing revenue for 1999.

   Cost of sales. Cost of sales, which are the cost of groceries and related products, increased 3% from $53,903,000 in 1998 to $55,585,000 in 1999. This increase compares to a 13% growth in grocery and related product sales. The performance improvement is attributed to an increasing proportion of company volumes operating through centralized fulfillment centers which generate higher margins on products sold.

   Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 41% from $16,715,000 in 1998 to $23,580,000 in 1999. This increase is attributable to higher grocery fulfillment costs while the Company builds scale, gains expertise, and incurs duplicative cost during the initial months of each new centralized fulfillment center's operation. Also contributing significantly to the increase were the direct costs of picking, packing and delivering given the 15% increase in volume of orders.

   At December 31, 1999, Peapod fulfilled customer orders from 22 fulfillment centers compared to 36 such centers at the end of 1998. In 1999, 14 fulfillment centers were consolidated into centralized facilities or into other existing retail stores.

   General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, increased 22% from $8,029,000 in 1998 to $9,788,000 in 1999. In 1999, a special charge of
$2,830,000 is attributed to investments in senior management in support of the centralized fulfillment model.

   Marketing and selling. Marketing and selling expense include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to interactive marketing services. Marketing and selling expenses decreased by 5% from $7,545,000 in 1998 to $7,168,000 in 1999. The decrease is primarily attributable to the Company's mid-1998 decision to limit marketing expenditures in order to focus on modifying its service model and centralizing fulfillment operations in a number of markets. The Company expenses all marketing and selling expenses as incurred.

   System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 5% from $3,386,000 in 1998 to $3,543,000 in 1999. The increase is primarily attributable to additional resources to support the Company's new website technology, its proprietary fulfillment center technologies, and additional resources necessary to support 24/7 centralized distribution center operations.

   Depreciation and amortization. Depreciation and amortization decreased 32% from $3,264,000 in 1998 to $2,222,000 in 1999. This decrease resulted largely from the fourth quarter 1998 write-off of capitalized software costs for previous versions of the Company's software and due to a 1998 change in depreciable lives of various fixed assets.

   Pre-opening costs. Pre-opening costs, which include non-capitalizable costs incurred prior to opening a new market or distribution center, increased by 87% from $481,000 in 1998 to $898,000 in 1999. In 1998, the Company opened the New York market and was incurring costs for opening the Chicago distribution center in 1999. In 1999, the Company opened the Chicago and San Francisco/San Jose distribution centers and is in the process of expanding the Chicago distribution center.

   Other income (expense). Other income (expense) includes interest paid on capital leases and interest earned on cash balances. Interest expense decreased from $190,000 in 1998 to $187,000 in 1999. Investment income decreased from $2,683,000 in 1998 to $1,384,000 in 1999, primarily due to a reduction in invested principle.

1998 Compared to 1997
---------------------

   Net sales. Net sales increased 22% from $56,943,000 in 1997 to $69,265,000 in 1998. Revenues from the sale of groceries and related products increased 32% from $43,487,000 in 1997 to $57,305,000 in 1998. This increase was principally due to a 25% increase in the number of orders and a 6% increase in the size of the average grocery order. The total number of orders increased from 396,600 in 1997 to 494,700 in 1998. Fees paid by customers and retail supply partners decreased 14% from $11,234,000 in 1997 to $9,650,000 in 1998. This decrease is attributable to (i) lower fees paid by retail supply partners and (ii) reduced customer fees. Total customers at December 31, 1997 and 1998 were 100,400 and 95,000, respectively. Decreases in the Company's customer base resulted largely from closing the Atlanta market in January 1998 and from deliberate postponement of acquisition marketing programs in 1998 to focus resources on centralizing the distribution fulfillment model.

   Fees from consumer goods companies for interactive advertising, promotion and research decreased 34% from $2,222,000 in 1997 to $1,460,000 in 1998. The decrease is due to the Company's decision to limit customer acquisition spending and geographic growth during 1998. During 1998, $850,000 of maintenance and licensing fees were recognized relating to the licensing of the Company's software to Coles Myer Ltd. No such fees were recognized in 1997.

   Cost of Sales. Cost of sales increased 32% from $40,823,000 in 1997 to $53,903,000 in 1998, commensurate with the increase in net product sales.

   Fulfillment operations. Fulfillment operations expenses increased 16% from $14,469,000 in 1997 to $16,715,000 in 1998. This increase is primarily attributable to the direct costs of picking, packing and delivering the increased volume of orders.

   At December 31, 1998, Peapod fulfilled customer orders from 36 fulfillment centers compared to 52 such centers at the end of 1997. In 1998, 15 fulfillment centers were consolidated into existing ones and 1 in Atlanta was closed when the market closed in early 1998. One fulfillment center was added with the opening of the New York market.

   General and administrative. General and administrative expenses increased 35% from $5,935,000 in 1997 to $8,029,000 in 1998. This increase resulted primarily from expenses related to being a public company such as investor relations fees, franchise taxes, permits and licenses, legal and accounting expenses. With the growth and relocation of the Company's headquarters, occupancy expense also increased.

   Marketing and selling. Marketing and selling expenses decreased by 2% from $7,726,000 in 1997 to $7,545,000 in 1998. The decrease in marketing and selling expenses was attributable to savings for compensation-related expenses and a delay in marketing programs offset by a fourth quarter 1998 write-off of prepaid marketing costs. During 1998, the Company focused resources on transitioning its fulfillment operations to a centralized distribution model. During that period the Company reduced certain customer acquisition marketing expenditures.

   System development and maintenance. System development and maintenance expenses doubled from $1,696,000 in 1997 to $3,386,000 in 1998. This increase resulted primarily from (i) higher staffing and associated expenses required to support the Company's growth, (ii) evolution to a new centralized fulfillment and Internet model, and (iii) a reduced amount of software development costs capitalized in 1998.

   Pre-opening costs. Pre-opening costs were $481,000 in 1998. No pre-opening costs were incurred in 1997. The 1998 costs were related to opening the New York market and the Chicago distribution center that opened in 1999.

   Depreciation and amortization. Depreciation and amortization increased 165% from $1,234,000 in 1997 to $3,264,000 in 1998. This increase resulted largely from the fourth quarter 1998 write-off of capitalized software costs for previous versions of the Company's software and due to a change in depreciable lives of various fixed assets.

   Other income (expense). Interest expense increased from $83,000 in 1997 to $190,000 in 1998 related to additional capital leases. Investment income increased from $2,044,000 in 1997 to $2,683,000 in 1998, resulting from the investment of proceeds from the Company's initial public offering in June 1997.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operating activities increased from $24,294,000 in 1998 to $25,912,000 in 1999. The change in cash used in operating activities was primarily attributable to increased net losses, an increase in accounts payable, a decrease in receivables and an increase in restricted cash. As of December 31, 1999, the Company had $3,343,000 in cash and cash equivalents, $6,269,000 in marketable securities and $1,588,000 in restricted cash. The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

   As of December 31, 1999, the Company's principal sources of liquidity consisted of $9,612,000 of cash and marketable securities. On March 16, 2000, the Company announced that its CEO and President was departing due to health reasons and that, as a result, a previously announced $120 million financing had been terminated. As of that date, the Company had approximately $3.0 million cash on hand, before giving effect to outstanding trade payables. The Company has experienced recurring losses from operations since its inception. The Company has historically relied upon equity financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs. Because of its limited resources, the viability of the Company is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. The Company's financial advisors are currently exploring strategic alternatives available to the Company, including possible financings or a possible sale of the Company. However, there can be no assurances that the Company will be successful in finding or completing a transaction or that the Company's resources will be sufficient to enable it to continue its operations during this process. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company believes that inflation has not had a material effect on its operations.

YEAR 2000 DISCLOSURE

   The "Year 2000" problem concerned the inability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. The Company incurred costs associated with its Year 2000 compliance totaling less than $500,000. The Company's internal software systems and applications are all Year 2000 compliant and performed without incident.

   Furthermore, the Company utilizes third party equipment, software and content, including non-information technology systems (such as building equipment and security systems). These third party information systems have operated without incident.

RECENTLY ISSUED ACCOUNTING STANDARDS

   There are no recently issued accounting standards that are believed to have a material impact on the Company's financial statements.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

   The Company does not have any derivative financial instruments as of December 31, 1999. However, the Company is exposed to interest rate risk. The Company has established policies and procedures to manage the exposure to changes in the market risk of its marketable securities, of which $4,704,000 are current and $1,565,000 are non-current, none of which are considered trading securities. The Company believes that the market risk arising from its marketable securities holdings is not material.

   The table below provides information about the Company's marketable securities, including principal cash flows for 2000 and 2001, and the related weighted average interest rates.

   Principal amounts by expected maturity (in thousands):                   2000               2001
                                                                          ------             ------
Corporate debt securities:
     Principal................................................            $4,700             $   --
     Weighted average interest rate...........................              6.76%            $   --

Government obligations:
     Principal................................................            $   --             $1,600
     Weighted average interest rate...........................            $   --               5.43%

Item 8.  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report.........................................................................    17

Balance Sheets as of December 31, 1999 and 1998......................................................    18

Statements of Operations for the years ended December 31, 1999, 1998 and 1997........................    19

Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997..............    20

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..............    21

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........................    22

Notes to Financial Statements........................................................................    23

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Peapod, Inc.:

We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 1999 and 1998, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peapod, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Peapod, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which have adversely affected the Company's liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/ KPMG LLP

Chicago, Illinois
February 11, 2000, except as to Notes 1 and 15, which are as of March 29, 2000

                                 PEAPOD, INC.

                                BALANCE SHEETS
                          December 31, 1999 and 1998
                       (in thousands, except share data)

                                                                                     1999                    1998
                                                                             ------------------      ------------------
                                   Assets
Current assets:
 Cash and cash equivalents...................................................          $  3,343                $  4,341
 Marketable securities.......................................................             4,704                  15,836
 Receivables, net of allowance for doubtful accounts of $232 and
   $287 in 1999 and 1998.....................................................             1,478                   2,516
 Merchandise inventory.......................................................               458                      --
 Prepaid expenses............................................................               473                     186
 Other current assets........................................................               535                     974
                                                                             ------------------      ------------------
      Total current assets...................................................            10,991                  23,853
Property and equipment:
 Computer equipment and software.............................................             6,737                   4,010
 Service equipment and other.................................................             2,857                   1,248
 Leasehold improvements......................................................             1,332                     899
                                                                             ------------------      ------------------
Property and equipment, at cost..............................................            10,926                   6,157
 Accumulated depreciation and amortization...................................            (4,290)                 (2,252)
                                                                             ------------------      ------------------
Net property and equipment...................................................             6,636                   3,905
Restricted cash..............................................................             1,588                      --
Non-current marketable securities............................................             1,565                  15,213
                                                                             ------------------      ------------------
      Total assets...........................................................          $ 20,780                $ 42,971
                                                                             ==================      ==================
                     Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable............................................................          $  6,147                $  3,442
 Accrued compensation........................................................               497                     802
 Other accrued liabilities...................................................             1,897                   2,688
 Deferred revenue............................................................               615                   1,000
 Current obligations under capital lease.....................................               690                     590
                                                                             ------------------      ------------------
      Total current liabilities..............................................             9,846                   8,522
Deferred revenue.............................................................                95                     448
Obligations under capital lease, less current portion........................             1,129                     395
                                                                             ------------------      ------------------
      Total liabilities......................................................            11,070                   9,365
Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000
    shares, none issued and outstanding......................................                --                      --
  Common stock, $.01 par value, 50,000,000 shares authorized;
       18,320,578 and 17,245,828 shares issued in 1999 and 1998..............               183                     172
 Additional paid-in capital..................................................            71,698                  64,319
 Note receivable from officer................................................            (2,369)                     --
 Accumulated other comprehensive income -
     Unrealized holding gain (loss) on available-for-sale securities.........              (118)                     83
 Accumulated deficit.........................................................           (58,513)                (30,060)
 Treasury stock, at cost, 141,749 and 117,476 shares in 1999 and 1998                    (1,171)                   (908)
                                                                             ------------------      ------------------
      Total stockholders' equity.............................................             9,710                  33,606
                                                                             ------------------      ------------------
      Total liabilities and stockholders' equity.............................          $ 20,780                $ 42,971
                                                                             ==================      ==================

                See accompanying notes to financial statements.

                                 PEAPOD, INC.

                           STATEMENTS OF OPERATIONS
                 Years ended December 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                    1999                          1998                          1997
                                                --------------               ---------------               ---------------
Net sales...................................       $    73,134                   $    69,265                   $    56,943
Cost of sales...............................            55,585                        53,903                        40,823
                                                --------------               ---------------               ---------------
Gross profit................................            17,549                        15,362                        16,120

Operating expenses:
  Fulfillment operations....................            23,580                        16,715                        14,469
  General and administrative................             9,788                         8,029                         5,935
  Marketing and selling.....................             7,168                         7,545                         7,726
  System development and
    maintenance.............................             3,543                         3,386                         1,696
  Depreciation and amortization.............             2,222                         3,264                         1,234
  Pre-opening costs.........................               898                           481                            --
                                                --------------               ---------------               ---------------
     Total operating expenses...............            47,199                        39,420                        31,060
                                                --------------               ---------------               ---------------

Operating loss..............................           (29,650)                      (24,058)                      (14,940)
Other income (expense):
  Investment income.........................             1,384                         2,683                         2,044
  Interest expense..........................              (187)                         (190)                          (83)
                                                --------------               ---------------               ---------------
Net loss....................................       $   (28,453)                  $   (21,565)                  $   (12,979)
                                                ==============               ===============               ===============

Net loss per share:
  Basic.....................................       $     (1.62)                  $     (1.27)                  $     (0.87)
  Diluted...................................       $     (1.62)                  $     (1.27)                  $     (0.87)

Shares used to compute net loss per share:
  Basic.....................................        17,542,990                    16,964,439                    14,915,734
  Diluted...................................        17,542,990                    16,964,439                    14,915,734

                See accompanying notes to financial statements.

                                 PEAPOD, INC.


(1)   STATEMENTS OF COMPREHENSIVE INCOME

                 Years ended December 31, 1999, 1998 and 1997

                                (in thousands)

                                                               -----------      -----------       -----------
                                                                  1999              1998              1997
                                                               -----------      -----------       -----------
Net loss                                                          $(28,453)        $(21,565)         $(12,979)
Other comprehensive income:
     Unrealized holding gain (loss) on available-for-sale             (201)              83                --
       securities
                                                               -----------      -----------       -----------
Comprehensive loss                                                $(28,654)        $(21,482)         $(12,979)
                                                               ===========      ===========       ===========

                See accompanying notes to financial statements

                                 PEAPOD, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1999, 1998 and 1997
                       (in thousands, except share data)

                                                    Common Stock         Treasury Stock
                                                 -------------------   ------------------
                                                                                            Additional
                                                                                             Paid-in
                                                   Shares     Amount    Shares    Amount     Capital
                                                 ----------   ------   --------   -------   ----------
Balance at January 1, 1997....................   12,526,812     $125         --   $    --      $ 8,279
Issuance of stock prior to May 31, 1997 for
 services rendered at a discount..............       89,080        1         --        --          577
Issuance of stock for services rendered.......       15,000       --         --        --          105
Issuance of stock upon exercise of warrants...        8,125        1         --        --           17
Issuance of stock upon exercise of options....      213,540        2         --        --          575
Treasury stock................................           --       --     (2,000)      (19)          --
Initial public offering of stock, net of
 offering costs...............................    4,000,000       40         --        --       58,080
Net loss - from January 1, 1997 through May
 31, 1997.....................................           --       --         --        --       (4,485)
Net loss - subsequent to May 31, 1997.........           --       --         --        --           --
                                                 ----------     ----   --------   -------      -------
Balance at December 31, 1997..................   16,852,557      169     (2,000)      (19)      63,148
Issuance of stock for services rendered.......        6,143       --         --        --           45
Issuance of stock upon exercise of warrants...       28,793       --         --        --           64
Issuance of stock upon exercise of options....
 and for employee stock purchase plan.........      358,335        3         --        --        1,062
Treasury stock................................           --       --   (115,476)     (889)          --
Unrealized holding gain on available-for-sale
 securities...................................           --       --         --        --           --
Net loss......................................           --       --         --        --           --
                                                 ----------     ----   --------   -------      -------
Balance at December 31, 1998..................   17,245,828      172   (117,476)     (908)      64,319
Issuance of stock.............................      300,000        3         --        --        2,397
Issuance of stock for note receivable.........      311,891        3         --        --        2,497
Issuance of stock for services rendered.......       19,064       --         --        --          140
Issuance of stock upon exercise of warrants...       27,708        1         --        --           49
Issuance of stock upon exercise of options
 and for employee stock purchase plan.........      416,087        4         --        --        2,296
Treasury stock................................           --       --    (24,273)     (263)          --
Forgiveness of debt of officer................           --       --         --        --           --
Unrealized holding loss on available-for-sale            --       --         --        --           --
 securities...................................
Net loss......................................           --       --         --        --           --
                                                 ----------     ----   --------   -------      -------
Balance at December 31, 1999..................   18,320,578     $183   (141,749)  $(1,171)     $71,698
                                                 ==========     ====   ========   =======      =======

                                                                 Accumulated
                                                     Note           Other
                                                  Receivable    Comprehensive   Accumulated
                                                 From Officer       Income        Deficit        Total
                                                 ------------   -------------   -----------   --------
Balance at January 1, 1997....................        $    --           $  --      $     (1)  $  8,403
Issuance of stock prior to May 31, 1997 for
 services rendered at a discount..............             --              --            --        578
Issuance of stock for services rendered.......             --              --            --        105
Issuance of stock upon exercise of warrants...             --              --            --         18
Issuance of stock upon exercise of options....             --              --            --        577
Treasury stock................................             --              --            --        (19)
Initial public offering of stock, net of
 offering costs...............................             --              --            --     58,120
Net loss - from January 1, 1997 through May
 31, 1997.....................................             --              --            --     (4,485)
Net loss - subsequent to May 31, 1997.........             --              --        (8,494)    (8,494)
                                                      -------           -----      --------   ---------
Balance at December 31, 1997..................             --              --        (8,495)    54,803
Issuance of stock for services rendered.......             --              --            --         45
Issuance of stock upon exercise of warrants...             --              --            --         64
Issuance of stock upon exercise of options....
 and for employee stock purchase plan.........             --              --            --      1,065
Treasury stock................................             --              --            --       (889)
Unrealized holding gain on available-for-sale
 securities...................................             --              83            --         83
Net loss......................................             --              --       (21,565)   (21,565)
                                                      -------           -----      --------   --------
Balance at December 31, 1998..................             --              83       (30,060)    33,606
Issuance of stock.............................             --              --            --      2,400
Issuance of stock for note receivable.........         (2,500)             --            --         --
Issuance of stock for services rendered.......             --              --            --        140
Issuance of stock upon exercise of warrants...             --              --            --         50
Issuance of stock upon exercise of options
 and for employee stock purchase plan.........             --              --            --      2,300
Treasury stock................................             --              --            --       (263)
Forgiveness of debt of officer................            131              --            --        131
Unrealized holding loss on available-for-sale              --            (201)           --       (201)
 securities...................................
Net loss......................................             --              --       (28,453)   (28,453)
                                                      -------           -----      --------   --------
Balance at December 31, 1999..................        $(2,369)          $(118)     $(58,513)  $  9,710
                                                      =======           =====      ========   ========

               (See accompanying notes to financial statements)

                See accompanying notes to financial statements.

                                 PEAPOD, INC.

                           STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1999, 1998 and 1997
                                (in thousands)

                                                                 1999                 1998                1997
                                                            --------------       --------------      --------------
Cash flows from operating activities:

  Net loss.................................................       $(28,453)            $(21,565)           $(12,979)

  Adjustments to reconcile net loss to net cash used in Operating activities:

    Depreciation and amortization..........................          2,222                3,264               1,234

    Stock and options issued for services rendered.........            140                   45                 533

    Forgiveness of debt of officer.........................            131                   --                  --

    Loss on disposition of fixed assets....................             33                  270                 204

    Changes in operating assets and liabilities:

      (Increase) decrease in receivables, net..............          1,038               (1,321)               (660)

      (Increase) decrease in merchandise inventory.........           (458)                  --                  --

      (Increase) decrease in prepaid expenses..............           (287)                 258                   5

      (Increase) decrease in other current assets..........            439                 (746)                (39)

      (Increase) decrease in restricted cash...............         (1,588)                  --                  --

      Increase (decrease) in accounts payable..............          2,705               (4,072)              4,144

      Increase (decrease) in accrued compensation..........           (305)                (456)                179

      Increase (decrease) in other accrued liabilities.....           (791)               1,762                  50

      Increase (decrease) in deferred revenue..............           (738)              (1,733)              1,052
                                                            --------------       --------------      --------------

         Net cash used in operating activities.............        (25,912)             (24,294)             (6,277)

Cash flows from investing activities:

  Property and equipment purchased.........................         (3,042)              (2,346)             (1,515)

  Capitalized software development costs...................             --                 (513)               (849)

  Purchases of marketable securities.......................         (8,770)             (53,352)             (8,798)

  Maturities and sales of marketable securities............         33,349               31,184                  --

  Proceeds from sale of property and equipment.............             14                  117                  21
                                                            --------------       --------------      --------------

         Net cash provided by (used in) investing
             activities.....................................        21,551              (24,910)            (11,141)

Cash flows from financing activities:

 Proceeds from issuance of stock, net of offering costs.....         2,400                   --              58,270

 Proceeds from issuance of stock upon exercise of warrants..            50                   64                  18

 Proceeds from issuance of stock upon exercise of options
  and employee stock purchase plan..........................         2,037                  176                 558

 Payments on capital lease obligations......................        (1,124)                (774)               (388)
                                                                ----------          -----------         -----------
         Net cash provided by (used in) financing activities         3,363                 (534)             58,458
                                                                ----------          -----------         -----------

Net increase (decrease) in cash and cash equivalents........          (998)             (49,738)             41,040

Cash and cash equivalents at beginning of year..............         4,341               54,079              13,039
                                                                ----------          -----------         -----------

Cash and cash equivalents at end of year....................      $  3,343             $  4,341            $ 54,079
                                                                ==========          ===========         ===========



Supplemental disclosure of cash flows information--interest
 paid.......................................................      $    236             $    159            $     67

Supplemental disclosures of non-cash investing and financing activity:

         Issuance of common stock for note..................         2,500                   --                  --

         Equipment on capital leases........................         1,957                  331               1,144

         Options and warrants exercised by sale of stock to
         the Company........................................           263                  889                  19



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

   The Company is an interactive online grocery shopping and delivery service, which as of December 31, 1999 operated in the Chicago, Illinois; San Francisco/San Jose, California; Columbus, Ohio; Boston, Massachusetts; Long Island, New York; and Dallas, Houston and Austin, Texas metropolitan markets.

   The Company has experienced recurring losses from operations since its inception. The Company has historically relied upon equity financings to fund its operations because its internally generated cash flows from operations have historically been, and continue to be, insufficient for its cash needs. Because of its limited resources, the viability of the Company is dependent upon its ability to quickly raise sufficient capital to meet its cash requirements. The Company's financial advisors are currently exploring strategic alternatives available to the Company, including possible financings or a possible sale of the Company. However, there can be no assurances that the Company will be successful in finding or completing a transaction or that the Company's resources will be sufficient to enable it to continue its operations during this process. The factors described above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)  Summary of Significant Accounting Policies

Revenue Recognition

   Product sales are recognized when the grocery order is delivered to the customer. Interactive marketing revenues are recognized over the life of the contract as services are provided. Customer and retailer revenues consist of grocery retailer fees and fees from consumers. Grocery retailer fees consist of contractual fees which are recognized on a straight-line basis over the life of the contract. Fees from consumers are recognized as earned. Licensing revenues are recognized as such services are provided.

Cost of Sales

   Cost of sales consists of the cost of groceries and other products sold, net of product returns.

Customer Acquisition Costs

   Customer acquisition costs are expensed as incurred.

Cash and Cash Equivalents

   Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less.

Marketable Securities

   Investments in marketable securities are classified as "held-to-maturity" securities or as "available-for-sale" securities. Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair value, based on the quoted market price of each individual security on the balance sheet date. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are included in stockholders' equity as "accumulated other comprehensive income - unrealized holding gain (loss) on available-for-sale securities."

Merchandise Inventory

   Merchandise inventory consists of grocery and other products for sale to the Company's customers. Merchandise inventory is stated at the lower of cost or market, with cost determined on an average cost basis.

Property and Equipment

   Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Capitalized Software Development Costs

   Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, which requires capitalization of certain costs incurred subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility occurs in its product development cycle when a working model exists. Capitalization ceases and product amortization commences upon the general release of the product. Amortization is computed on a product-by-product basis, using the lesser of the product's estimated useful life or a period based on anticipated revenues. The Company capitalized $513,000 and $849,000 in consumer product software development costs in 1998 and 1997, respectively. No costs were capitalized in 1999. Amortization expense in 1998 totaled $353,000. No amortization expense was recorded in 1999 and 1997. In December 1998, the remaining capitalized software development costs of $1,158,000 were written-off and are included in depreciation and amortization in the statement of operations. The write-off included the costs associated with Version 5.0 of the Company's software which was discontinued by the Company in early 1999. In addition, the Company's development cycle for the HTML version has accelerated due to the rapid change in internet technology. As the Company's HTML product is continuously updated and the technology is constantly changing, the Company has charged these costs to expense as incurred.

Restricted Cash

     Restricted cash represents certificates of deposit in support of the Company's letters of credit and for other purposes.

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

Stock Option Plans

   The Company accounts for its option plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all equity-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provide pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

Financial Instruments

   The fair values of the Company's financial instruments do not materially vary from the carrying values of such instruments due to the short-term nature of the instruments.

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

   Potentially dilutive securities outstanding, which include options and warrants, were 4,293,000, 2,655,000 and 2,634,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(3)  Reliance on Certain Relationships

   The business of the Company is dependent upon contracts with retailers in each metropolitan market where the Company is doing business. The continuation and the favorable renegotiation of each of its existing contracts with retailers are material to the Company's operations. A number of these agreements are terminable prior to expiration by either party with short notice.

   The Company's Chicago market, serviced through an agreement with Jewel/Osco, accounted for approximately 50%, 42%, and 44% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

(4)  Marketable Securities

   At December 31, 1999 and 1998, the Company's marketable securities consisted of the following (in thousands):

                                                                       Gross                  Gross
                                                                     Unrealized             Unrealized
   December 31, 1999                           Amortized              Holding                Holding                 Fair Value
   -----------------                             Cost                  Gains                 Losses
                                             ---------------     ------------------     ------------------      ------------------
   Current investments:
   Securities available-for-sale:
     Corporate debt securities.............           $4,787               $      8                   $(91)                 $4,704
                                             ---------------     ------------------     ------------------      ------------------
                                                      $4,787               $      8                   $(91)                 $4,704
                                             ===============     ==================     ==================      ==================

   Non-current investments:
   Securities available-for-sale:
     Government obligations................           $1,600                     --                   $(35)                 $1,565
                                             ---------------     ------------------     ------------------      ------------------
                                                      $1,600                     --                   $(35)                 $1,565
                                             ===============     ==================     ==================      ==================

                                                                       Gross                  Gross
                                                                     Unrealized             Unrealized
   December 31, 1998                           Amortized              Holding                Holding                 Fair Value
   -----------------                             Cost                  Gains                 Losses
                                             ---------------     ------------------     ------------------      ------------------
   Current investments:
   Securities held-to-maturity:
     Corporate debt securities.............          $   200               $     --                   $ --                 $   200

   Securities available-for-sale:
     Government obligations................            3,936                      6                     --                   3,942
     Corporate debt securities.............           11,671                     24                     (1)                 11,694
                                             ---------------     ------------------     ------------------      ------------------
                                                     $15,807               $     30                   $ (1)                $15,836
                                             ===============     ==================     ==================      ==================

   Non-current investments:
   Securities available-for-sale:
     Government obligations................          $ 5,561               $     34                   $(13)                $ 5,582
     Corporate debt securities.............            9,598                     38                     (5)                  9,631
                                          ------------------     ------------------     ------------------      ------------------
                                                     $15,159               $     72                   $(18)                $15,213
                                          ==================     ==================     ==================      ==================

   At December 31, 1999, maturities of debt securities classified as available-for-sale were as follows (in thousands):

                                                                       Amortized              Fair Value
                                                                         Cost
                                                                   ----------------         ---------------
       Securities available-for-sale:
         Due within one year....................................             $4,787                  $4,704
         Due after one year through five years..................              1,600                   1,565
                                                                   ----------------         ---------------
                                                                             $6,387                  $6,269
                                                                   ================         ===============

   Using the specific identification method, the gross realized gains and gross realized losses on the sale of available-for-sale securities were approximately $18,000 and $38,000, respectively, for the year ended December 31, 1999, and $33,000 and $0, respectively, for the year ended December 31, 1998. No such securities were sold in 1997.

(5)   Commitments and Contingencies

Capital Leases

   The Company has capitalized certain equipment and furniture acquired through capital leases. The future minimum lease payments as of December 31, 1999 are as follows (in thousands):

         2000.........................................      $  837
         2001.........................................         590
         2002.........................................         544
         2003.........................................         107
                                                         ---------
                                                             2,078
         Less amount representing interest............        (259)
                                                         ---------
                                                             1,819
         Less current obligations.....................        (690)
                                                         ---------
                                                            $1,129
                                                         =========


   Costs and related accumulated amortization for equipment under capital leases totaled $3,785,000 and $1,541,000, respectively, as of December 31, 1999; and $1,828,000 and $951,000, respectively, as of December 31, 1998. Amortization expense totaled $590,000, $757,000 and $542,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Operating Leases

   The Company leases its office facilities, warehouses and trucks under non-cancelable operating leases. Rent expense and sublease income on operating leases totaled $1,549,000 and $35,000, respectively, for the year ended December 31, 1999; $823,000 and $0, respectively, for the year ended December 31, 1998; and $462,000 and $0 for the year ended December 31, 1997. Total future minimum lease payments and sublease income under non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):


                                                 Lease Payments        Sublease Income
                                                ----------------      -----------------
         2000................................            $1,839                   $(144)
         2001................................             1,827                    (150)
         2002................................             1,594                    (155)
         2003................................             1,143                    (161)
         2004 and beyond.....................               788                    (166)
                                                 --------------       -----------------
                                                         $7,191                   $(776)
                                                 ==============       =================

   The Company maintains a letter of credit under a lease for office space amounting to $1,200,000 as of December 31, 1999, declining at certain times during the lease term. The letter of credit expires on November 21, 2000. The Company also maintains a letter of credit under a lease for warehouse space amounting to $332,000 as of December 31, 1999. The letter of credit expires on October 15, 2000. Both letters of credit are secured by a $1,533,000 certificate of deposit with the issuing bank, which is included in restricted cash on the accompanying balance sheet as of December 31, 1999. In connection with the issuance of the letters of credit, the Company agreed to maintain a level of liquidity in the bank and to obtain additional financing. See Note 15 concerning a subsequent event affecting the letters of credit.

Contingencies

   The Company is involved in lawsuits and claims which arise in the ordinary course of business. Other than the matters described in Note 15, there are no such matters pending that the Company believes to be material in relation to its business, financial condition, or results of operations.

(6)       Partnership Agreement

          Peapod LP, in accordance with the partnership agreement, was required to pay a management fee to the general partner. For the year ended December 31, 1997, the amount charged to general and administrative expenses totaled $73,000. The partnership agreement was terminated upon the Conversion.

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

(8)       Note Receivable from Officer

          During September 1999, the Company issued a $2,500,000 loan to an officer of the Company to purchase 311,891 shares of the Company's common stock at fair market value on the date of purchase. The loan has an interest rate of 5.74% and matures on September 27, 2004. The Company expenses a pro-rata portion of the loan each month for each month of service provided to the Company by the officer until the loan's maturity date. The note receivable is reflected in the accompanying balance sheet as a reduction of stockholders' equity.

(9)       Stock Options

          The Company has option plans providing for the issuance of options to eligible employees, directors, advisors and consultants. These plans permit the Company to issue options on terms that the Company determines appropriate, subject to a maximum life of 10 years. Such terms include the exercise price, number of shares, vesting arrangements and other terms. Peapod LP had two option plans which were terminated upon the Conversion. All outstanding options issued by Peapod LP were exchanged for options for stock of the Company on terms substantially the same as in the original option grants.

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's option plans been determined consistent with SFAS No. 123, the net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                  1999                  1998                  1997
                                                          -----------------     -----------------     -----------------
      Net loss:
             As reported...........................                $(28,453)             $(21,565)             $(12,979)
             Pro forma.............................                 (33,566)              (25,124)              (15,837)
      Net loss per share:
             As reported -- basic and diluted......                $  (1.62)             $  (1.27)             $  (0.87)
             Pro forma -- basic and diluted........                   (1.91)                (1.48)                (1.06)

          Under the option plans, the exercise price of each option equals the fair market value of the stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: no expected dividend yield; expected volatility of 50 percent; risk-free interest rates of 6.5%, 5.5% and 6.5% respectively, and expected lives of seven years. The weighted average fair value of options granted was $4.90 in 1999, $3.81 in 1998 and $8.10 in 1997.

   Additional information on stock options is as follows:

                                                     1999                              1998                           1997
                                         -------------------------------   ----------------------------  ---------------------------
                                                              Weighted                       Weighted                    Weighted
                                                              Average                        Average                      Average
                                                              Exercise                       Exercise                    Exercise
                                            Options            Price         Options          Price        Options         Price
                                         ---------------    ------------   -------------   ------------  ------------- -------------
    Outstanding at beginning of year....       2,623,664           $5.76      2,573,956         $ 7.60      1,654,946        $ 2.76
    Granted.............................       2,367,559            8.15      1,352,979           7.00      1,179,200         13.70
    Forfeited/cancelled.................        (395,089)           7.03       (961,149)         13.31        (46,650)        12.65
    Exercised...........................        (406,209)           5.51       (342,122)          2.87       (213,540)         2.70
                                         ---------------                   ------------                  ------------
    Outstanding at year-end.............       4,189,925           $7.01      2,623,664         $ 5.76      2,573,956        $ 7.60
                                         ===============    ============   ============    ===========   ============  ============
    Options exercisable at year-end.....       1,724,515           $5.64      1,328,505         $ 4.37      1,150,138        $ 2.45
                                         ===============    ============   ============    ===========   ============  ============

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                               Average            Weighted                           Weighted
      Range of               Options          Remaining           Average          Options           Average
      Exercise             Outstanding       Contractual          Exercise       Exercisable         Exercise
       Prices                                   Life               Price                               Price
 --------------------    ---------------   ---------------   -----------------   -----------      ---------------
       $1.33 -- 1.76            482,544        3.3 years             $ 1.52          482,544           $ 1.52
        1.77 -- 3.52            268,893        5.2                     2.51          209,554             2.42
        3.53 -- 5.28              5,000        6.7                     4.88            1,562             4.88
        5.29 -- 7.04            755,202        6.5                     6.33          267,811             6.27
        7.05 -- 8.80          2,289,386        8.7                     7.97          669,774             7.91
        8.81 --10.56             72,400        8.0                     9.50            2,604             8.88
       10.56 --12.32            171,500        7.8                    11.04              250            11.50
       15.84 --17.60            145,000        6.1                    16.20           90,416            16.19
                         --------------                                         ------------
                              4,189,925        7.3 years             $ 7.01        1,724,515           $ 5.64
                         ==============   ==============    ===============     ============      ===========

(10)  Warrants

   Contractually, all warrants issued by Peapod LP were converted into warrants for shares of the Company on a one-for-one basis. All warrants expire by November 2006. Company stock warrant activity for the years ended December 31, 1999, 1998 and 1997 is summarized below:

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise         Exercise
                                                                Warrants          Price            Price
                                                             ------------     -------------    ---------------
   Outstanding on January 1, 1997..........................        67,841             $2.38        $1.33--7.00
   Exercised...............................................        (8,125)             2.23               2.23

   Outstanding on December 31, 1997........................        59,716              2.40         1.33--7.00
   Exercised...............................................       (28,793)             2.21               2.21
                                                             ------------
   Outstanding on December 31, 1998........................        30,923              2.57         1.33--7.00
   Granted.................................................       100,000              9.35               9.35
   Exercised...............................................       (27,708)             2.06         1.33--2.25
                                                             ------------
   Outstanding and exercisable on December 31, 1999........       103,215              9.28        $7.00--9.35
                                                             ============

(11)  Income Taxes

     No provision for income taxes was recorded prior to the Conversion, as such liability was the responsibility of the partners of Peapod LP, rather than of the Company. Upon the Conversion of Peapod LP into Peapod, Inc., the Company recorded an initial net deferred tax asset of $839,000 which was offset in its entirety by a valuation allowance. The remaining change in deferred income taxes for the year ended December 31, 1997 relates to the period subsequent to the Conversion. The provision calculations for the year ended December 31, 1997 are based on the loss before income taxes for the period subsequent to the Conversion of $8,494,000.

     There is no provision for income taxes for the years ended December 31, 1999, 1998 and 1997 due to the Company's loss before income taxes.

     The effective tax rate differs from the U.S. statutory rate. The following table reconciles the provision for income taxes using the U.S. statutory rate with the effective rate (in thousands):

                                                                         1999                 1998                  1997
                                                                  ---------------      ---------------       ---------------
     Tax benefit at U.S. Federal income tax rate of 34%.........          $(9,674)             $(7,332)              $(2,888)
     Increase (reduction) in taxes resulting from:
       State income tax benefit, net of Federal effect..........           (1,707)              (1,294)                 (506)
       Increase in valuation allowance, primarily related to
         net operating losses...................................           12,502                9,865                 3,373
       Other....................................................           (1,121)              (1,239)                   21
                                                                  ---------------      ---------------       ---------------
     Income tax provision.......................................          $    --              $    --               $    --
                                                                  ===============      ===============       ===============

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                         1999                  1998
                                                                  ----------------      ----------------
     Deferred tax assets:
       Allowance for doubtful accounts..........................          $     93              $    115
       Deferred revenues........................................               213                   518
       Other....................................................               457                   644
       Net operating loss.......................................            25,850                12,800
                                                                  ----------------      ----------------
          Gross deferred tax assets.............................            26,613                14,077
          Less valuation allowance..............................           (26,579)              (14,077)
                                                                  ----------------      ----------------
             Net deferred tax assets............................                34                    --
                                                                  ----------------      ----------------

     Deferred tax liabilities:
       Fixed asset depreciation.................................               (34)                   --
                                                                  ----------------      ----------------

          Gross deferred tax liabilities                                       (34)                   --
                                                                  ----------------      ----------------
     Deferred income taxes......................................          $     --              $     --
                                                                  ================      ================

   The net change in the total valuation allowance for the years ended December 31, 1999, 1998 and 1997 was an increase of $12,502,000, $9,865,000 and
$3,373,000, respectively. As of December 31, 1999, the Company has approximately $64,600,000 of net operating loss carryforwards, $9,900,000 expiring in 2012, $22,800,000 expiring in 2018 and $31,900,000 expiring in 2019.

(12)  Employee Benefit Plans

   Effective September 1, 1995, the Company implemented a 401(k) savings plan ("Savings Plan"). Qualified employees may participate in the Savings Plan by contributing up to 15% of their gross wages. The Company may elect to make matching contributions at the discretion of the Board of Directors of the Company. The Company has made no contributions through December 31, 1999.

   In 1997, the Company implemented an employee stock purchase plan ("Purchase Plan"). The Company's Purchase Plan provides that eligible employees may contribute up to $6,250 of their base earnings per quarter towards the quarterly purchase of the Company's Common Stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. The total number of shares issuable under the Purchase Plan is 150,000. During 1999, 9,878 shares were issued under the Purchase Plan at prices ranging from $4.17 to $6.91. During 1998, 16,213 shares were issued under the Purchase Plan at prices ranging from $4.46 to $5.95. During 1997, no shares were issued in connection with the Purchase Plan.

(13)  Quarterly Results (Unaudited)

   The following provides an unaudited summary of quarterly financial data. Certain amounts presented in the Company's quarterly reports on Form 10-Q have been reclassified below to conform to the presentation in the accompanying 1999 statement of operations.

                                                                                      1999
                                                                 (in thousands, except share and per share data)
                                                ------------------------------------------------------------------------------
                                                 1/st/ Quarter         2/nd/ Quarter        3/rd/ Quarter        4/th/ Quarter
                                                --------------       ---------------      ---------------      ---------------
Net sales....................................      $    18,008           $    17,073          $    16,493          $    21,560
Cost of sales................................           14,366                12,903               12,241               16,075
                                                --------------       ---------------      ---------------      ---------------
Gross profit.................................            3,642                 4,170                4,252                5,485

Operating expenses:
  Fulfillment operations.....................            4,872                 5,017                5,571                8,120
  General and administrative.................            1,573                 1,679                4,985                1,551
  Marketing and selling......................            1,238                 1,190                1,665                3,075
  System development and
    maintenance..............................              723                   787                  916                1,117
  Depreciation and amortization..............              474                   604                  525                  619
  Pre-opening costs..........................              280                   360                  188                   70
                                                --------------       ---------------      ---------------      ---------------
     Total operating expenses................            9,160                 9,637               13,850               14,552
                                                --------------       ---------------      ---------------      ---------------

Operating loss...............................           (5,518)               (5,467)              (9,598)              (9,067)
Other income (expense):
  Investment income..........................              478                   586                  288                   32
  Interest expense...........................              (29)                  (44)                 (42)                 (72)
                                                --------------       ---------------      ---------------      ---------------
Net loss.....................................      $    (5,069)          $    (4,925)         $    (9,352)         $    (9,107)
                                                ==============       ===============      ===============      ===============

Basic and diluted net loss per share               $     (0.29)          $     (0.28)         $     (0.53)         $     (0.50)

Shares used to compute basic and diluted
 net loss per share:                                17,188,508            17,403,382           17,498,863           18,071,984

                                                                                  1998
                                                            (in thousands, except share and per share data)
                                           -------------------------------------------------------------------------------
                                              1/st/ Quarter        2/nd/ Quarter        3/rd/ Quarter        4/th/ Quarter
                                           ----------------     ----------------      ---------------      ---------------
Net sales..................................     $    18,864          $    17,530          $    15,676          $    17,195
Cost of sales..............................          14,573               13,586               12,295               13,449
                                           ----------------     ----------------      ---------------      ---------------
Gross profit...............................           4,291                3,944                3,381                3,746

Operating expenses:
  Fulfillment operations...................           4,518                4,221                4,019                3,957
  General and administrative...............           1,737                2,091                1,925                2,276
  Marketing and selling....................           1,672                1,455                1,462                2,956
  System development and
    maintenance............................             610                  821                  999                  956
  Depreciation and amortization............             463                  509                  529                1,763
  Pre-opening costs........................              --                   41                   95                  345
                                           ----------------     ----------------      ---------------      ---------------
     Total operating expenses..............           9,000                9,138                9,029               12,253
                                           ----------------     ----------------      ---------------      ---------------

Operating loss.............................          (4,709)              (5,194)              (5,648)              (8,507)
Other income (expense):....................
  Investment income........................             783                  752                  609                  539
  Interest expense.........................             (56)                 (33)                 (44)                 (57)
                                           ----------------     ----------------      ---------------      ---------------
Net loss...................................     $    (3,982)         $    (4,475)         $    (5,083)         $    (8,025)
                                           ================     ================      ===============      ===============

Basic and diluted net loss per share.......          $(0.24)              $(0.26)              $(0.30)              $(0.47)

Shares used to compute basic and diluted
      net loss per share...................      16,859,437           16,925,120           17,074,771           17,066,961

(14)   Split Pea Software, Inc.

   On December 31, 1998, the Company concluded a restructuring transaction which established its licensing business within a newly-formed company called Split Pea Software, Inc. ("Split Pea"). A group of Split Pea's senior managers hold majority equity ownership of Split Pea. The Company owns a minority interest of 40% of the voting common stock of Split Pea. Included in receivables as of December 31, 1999 and 1998 is $1,000,000 due from Split Pea, which is collateralized by a receivable from a third party.

(15)   Subsequent Events

   On March 16, 2000, the Company issued a press release announcing that its CEO and President was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated.

   On March 17, 2000, a class action complaint was filed in the United States District Court for the Northern District of Illinois by Lila Gold against the Company, Thomas Parkinson and Andrew Parkinson, each in his capacity as a director and officer, alleging violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and (ii) Section 20(a) of the Exchange Act.

   On March 20, 2000, the Company's bank notified the Company and its two lessors that the Company was in default of its covenants under its two letters of credit and that the bank would not renew the letters of credit upon their expiration on November 21, 2000 and October 15, 2000, respectively.

   On March 21, 2000, a class action complaint was filed in the United States District Court for the Northern District of Illinois (Eastern Division) by Jonathon Polansky against the Company, Thomas Parkinson and Andrew Parkinson, each in his capacity as a director and officer, alleging violations of (i)
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and (ii) Section 20(a) of the Exchange Act.

   On March 29, 2000, a class action complaint was filed in the United States District Court for the Northern District of Illinois (Eastern Division) against the Company, Thomas Parkinson and Andrew Parkinson, each in his capacity as a director and officer, alleging violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and (ii) Section 20(a) of the Exchange Act.

   None of the complaints specifies the amount of damages sought. Although the Company intends to vigorously defend against these complaints, there can be no assurances that the outcome of these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     This information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2000) is incorporated herein by reference.

(a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed on or before April 28, 2000 in connection with its 2000 Annual Meeting of Stockholders.

(b) Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed on or before April 28, 2000 in connection with its 2000 Annual Meeting of Stockholders.

(c) The following sets forth certain information concerning each of the Company's executive officers.

     Andrew B. Parkinson, age 42, is a co-founder of the Company and serves as the Company's Chairman and acting Chief Executive Officer. Prior to the founding of the Company, Mr. Parkinson held various brand and product management positions with Kraft Foods, Inc. and Procter & Gamble Co.

     Thomas L. Parkinson, age 39, is a co-founder of the Company and has been its Senior Vice President-Chief Technology Officer and a director since its founding in 1989. He has had primary responsibility for directing consumer product development and technology research and development, and he is the principal architect of Peapod's software. Prior to founding the Company, Mr. Parkinson held various field sales and sales management positions with Procter & Gamble Co. Thomas Parkinson is the brother of Andrew Parkinson, the Company's Chairman.

     John A. Furton, age 35, is a co-founder of the Company and serves as Senior Vice President-Chief Information Officer. He joined the Company in 1990. Mr. Furton is responsible for all enterprise technology development including fulfillment, logistics, merchandising, administrative and financial systems as well as the Company's data center and network operations. Prior to this, Mr. Furton was Vice President of Operations where he managed order fulfillment services. Mr. Furton joined the Company from Kraft Foods, Inc.

     Dan Rabinowitz, age 37, serves as Senior Vice President-Chief Financial Officer. He joined the Company in 1995 as Director of Finance. In February 1998, he became the Company's Vice President-Financial Planning & Control and Treasurer. Prior to joining the Company, Mr. Rabinowitz served as Associate Director for Geneva Capital Markets, a middle markets mergers and acquisitions firm from 1993 through 1995, and Director of Finance at Technology Solutions Company from 1991 through 1993.

     Michael P. Brennan, age 36, serves as Senior Vice President-Marketing and Product Management. He joined the Company in 1997 as Director--Grocery Formats. From 1990 through 1997, Mr. Brennan held various positions culminating at Principal for the management consulting firm A.T. Kearney.

     Raymond E. Britt, age 39, serves as Senior Vice President-Business Operations and Development, and joined Peapod in 1999. From 1997 to 1999, Mr. Britt was an Associate Partner in Andersen Consulting's Strategy practice, and prior to that he was with Mercer Management Consulting, most recently as a Principal.

     John Caltagirone, age 51, serves as Senior Vice President and Chief Logistics & Information Officer, and is responsible for all operations and logistics activities of the Company, which include customer service, distribution, transportation, inventory management and training. Prior to joining Peapod, he held senior management positions with Rand McNally, RR Donnelley & Sons, Imrex Computer Systems, Ryder Integrated Logistics and The Revere Group.

     Toya D. Campbell, age 41, serves as Vice President-Human Resources, and is responsible for staffing, personnel training programs, and Peapod's human resource policy and procedure development. She joined Peapod as Director of

Human Resources in January 1994. Prior to joining Peapod, she served as Director of Human Resources for the Chicago Public Library System.

Item 11.  Executive Compensation

   Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2000) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28,
2000) is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2000) is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements
        --------------------

        The following financial statements are filed as part of this report:

        Independent Auditors' Report.

        Balance Sheets as of December 31, 1999 and 1998.

        Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

        Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.

        Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

        Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

        Notes to Financial Statements.

(a)(2)  Financial Statement Schedule
        ----------------------------

        Report of Independent Public Accountants on Financial Statement
        Schedule.

        Schedule II -- Valuation and Qualifying Accounts.

        All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

(a)(3)  Exhibits
        --------

        The following exhibits are filed herewith or are incorporated herein:

       Exhibit
         No.      Description
         ---      -----------

         2 -- Conversion Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-24341) (the "Registration Statement"))

         3.1 -- Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement)

        +3.2 --   Restated By-Laws of the Company

         4.1 --   Stockholders Rights Plan (incorporated by reference to Exhibit
                  4.1 of the Registration Statement)

         4.2 -- Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement)

        10.1 -- Lease of the Company's principal offices located in Skokie, Illinois (incorporated by reference to Exhibit 10.1 of the Registration Statement)

       *10.2 -- Employment Agreement between the Company and Andrew B. Parkinson, dated June 9, 1997 (incorporated by reference to
                  Exhibit 10.4 of the Registration Statement)

       *10.3 -- Employment Agreement between the Company and Thomas L. Parkinson, dated June 9, 1997 (incorporated by reference to
                  Exhibit 10.5 of the Registration Statement)

       *10.6 -- Employment Agreement between the Company and John A. Furton, dated June 9, 1997 (incorporated by reference to Exhibit 10.8 of the Registration Statement)

       +10.8 -- Form of Severance Agreement between the Company and each of Andrew B. Parkinson, Thomas L. Parkinson and John A. Furton

       +10.9 -- Form of Severance Agreement between the Company and each of Dan Rabinowitz, Michael Brennan, Raymond Britt, John Caltagirone and Toya Campbell

        10.10 --  Amended and Restated Investors Agreement, dated April 1,
                  1997, among the Company and certain investors (incorporated by reference to Exhibit 10.10 of the Registration Statement)

        10.11 -- Unitholders Agreement among Peapod LP, the General Partners and certain investors, as amended (incorporated by reference to Exhibit 10.11 of the Registration Statement)

        10.12 -- Parkinson Registration Rights Agreement among the Company, Andrew B. Parkinson and Thomas L. Parkinson, dated May 30, 1997 (incorporated by reference to Exhibit 10.12 of the Registration Statement)

        10.13 -- Tasso H. Coin Registration Rights Agreement between the Company and Tasso H. Coin, dated May 31, 1997 (incorporated by reference to Exhibit 10.13 of the Registration Statement)

      +*10.14 --  Amended and Restated 1997 Long-Term Incentive Plan

       *10.15 --  Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10 of the Registration Statement on Form S-8 dated September 11, 1997)

      +*10.16 --  Form of Indemnification Agreement between the Company and each of its directors and executive officers

      +*10.17 --  Executive Employment Agreement dated as of September 27, 1999 between William Malloy and the Company.

       +10.18 --  Nonsolicitation and Noncompete Agreement dated as of
                  September 27, 1999 between William Malloy and the Company.

      +*10.19 --  Basic Stock Option Agreement dated as of September 27, 1999 between William Malloy and the Company.

      +*10.20 --  Performance Accelerated Stock Option Agreement dated as of
                  September 27, 1999 between William Malloy and the Company.

       +10.21 --  Severance Agreement dated as of September 27, 1999 between
                  William Malloy and the Company.

       +10.22 --  Amended and Restated Severance Agreement dated as of
                  February 17, 2000 between William Malloy and the Company.

      +*10.23 --  Promissory Note dated September 27, 1999 executed by William
                  Malloy in favor of the Company.

      +*10.24 --  Amendment No. 1 to Promissory Note dated as of March 3, 2000 between William Malloy and the Company.

       +23 --     Independent Auditors' Consent

       +24 --     Powers of Attorney (included on signature page)

       +27 --     Financial Data Schedule

        + Filed herewith
          * Represents management contract or compensatory plan

(b)  Reports on Form 8-K
     -------------------

     During the last quarter of the year ended December 31, 1999 the Registrant filed one Current Report on Form 8-K dated September 27, 1999 announcing the hiring of Bill Malloy as Chief Executive Officer and President and outlining the material terms of his employment arrangements.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Peapod, Inc.:

   We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 1998 and 1999, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                        /s/ KPMG LLP
Chicago, Illinois
February 11, 2000, except as to Notes 1 and 15,
which are as of March 29, 2000

                                 PEAPOD, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

   Represents allowance for doubtful accounts.

               Column A                        Column B            Column C             Column D            Column E
---------------------------------------   -----------------   -----------------   -----------------    -----------------
                                              Balance at          Charged to
                                             beginning of          costs and           Deductions        Balance at end
                                                 year              expenses                                  of year
---------------------------------------   -----------------   -----------------   -----------------    -----------------
                    (in thousands)
Year ended December 31, 1997                           $ 42                $481               $(171)                $352

Year ended December 31, 1998                            352                 318                (383)                 287

Year ended December 31, 1999                            287                 244                (299)                 232

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PEAPOD, INC.
                                             ------------

March 30, 2000                               /s/  Andrew B. Parkinson
                                             ----------------------------------
                                             Andrew B. Parkinson
                                             Chairman

   We the undersigned officers and directors of Peapod, Inc., hereby severally constitute and appoint Andrew B. Parkinson and Dan Rabinowitz, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Peapod, Inc. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Signature                            Title
-----------------------          ---------------------------


/s/  Andrew B. Parkinson                  Chairman
------------------------------     Chief Executive Officer
Andrew B. Parkinson


/s/  Thomas L. Parkinson          Executive Vice President -
------------------------------     Chief Technology Officer
Thomas L. Parkinson                      and Director


/s/  Dan Rabinowitz
------------------------------     Senior Vice President -
Dan Rabinowitz                     Chief Financial Officer


/s/  Earl W. Rachowicz               Vice President and
------------------------------      Controller (principal     }  March 30, 2000
Earl W. Rachowicz                    accounting officer)


/s/  Tasso H. Coin                        Director
------------------------------
Tasso H. Coin


                                          Director
------------------------------
William Malloy


/s/  Seth L. Pierrepont                   Director
------------------------------
Seth L. Pierrepont


/s/  Robert Goodale                       Director
------------------------------
Robert Goodale


/s/  Mark Van Stekelenburg                Director
------------------------------
Mark Van Stekelenburg

/s/  Drayton McLane                       Director
------------------------------
Drayton McLane


/s/  Trygve Myhren                        Director
------------------------------
Trygve Myhren