Form 10-K/A
period 1999-12-31
PEAPOD INC
filed 2000-04-28
CIK 1036992

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999      Commission file number 0-22557

                                  PEAPOD, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                           36-4118175
     -----------------------------        -----------------------------
     (State or other jurisdiction                (IRS Employer
         of Incorporation or                  Identification No.)
            Organization)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates as of April 14, 2000: $33,085,211 based on a closing price of $3.1875 of the registrant's common stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     The number of shares outstanding of the registrant's common stock as of April 14, 2000 was 17,948,951.

Item 10. Directors and Executive Officers of the Registrant

Directors

     The following sets forth certain information with respect to the directors of the Company:

     Mr. Andrew B. Parkinson, age 42, is a co-founder of the Company and serves as the Company's Chairman and acting Chief Executive Officer. He served as the Company's President and Chief Executive Officer from its founding until 1999. Prior to the founding of the Company, Mr. Parkinson held various brand and product management positions with Kraft Foods, Inc. and Procter & Gamble Co. Andrew Parkinson is the brother of Thomas Parkinson, the Company's Senior Vice President-Chief Technology Officer.

     Mr. Thomas L. Parkinson, age 40, is a co-founder of the Company and has been its Senior Vice President-Chief Technology Officer and a director since its founding in 1989. He has had primary responsibility for directing consumer product development and technology research and development, and he is the principal architect of the Company's software. Prior to the founding of the Company, Mr. Parkinson held various field sales and sales management positions with Procter & Gamble Co. Thomas Parkinson is the brother of Andrew Parkinson, the Company's Chairman.

     Mr. Tasso H. Coin, age 64, has been a director of the Company since 1992. He is President of Tasso H. Coin Investment Development Company, a private investment and advisory firm specializing in services for growth companies. Mr. Coin was a founder of the Chicago law firm now known as Cowen, Crowley, Nord & Staub and co-founder of AmBank Financial Services Inc., a bank holding company.

     Mr. Seth L. Pierrepont, age 48, has been a director of the Company since 1992. Mr. Pierrepont also served as the Company's Director of Marketing during 1993. He is President of Sage Venture Management Incorporated, a private investment and advisory services firm specializing in developing businesses. Prior to founding Sage in 1990, Mr. Pierrepont was a Managing Director of Continental Illinois Venture Corporation.

     Mr. Trygve E. Myhren, age 63, became a director in 1995. He is president of Myhren Media, Inc., which invests in and advises media, telecommunications and consumer products companies. He was President and Chief Operating Officer and a director of The Providence Journal Company, a diversified media firm, from 1990 to 1996. From 1975 until 1988, Mr. Myhren was employed by American Television and Communications Corporation, the cable television subsidiary of Time, Inc. (now Time/Warner Cable), and he served as Chairman and Chief Executive Officer from 1981 to 1988. Mr. Myhren was a member of the board of the National Cable Television Association from 1981 to 1991 and served as its Chairman in 1986 and 1987. Mr. Myhren currently serves on the Boards of J.D. Edwards, Inc. (JDEC), Verio, Inc., Founders Funds and Advanced Marketing Services, Inc. (ADMS).

     Mr. Robert S. Goodale, age 66, became a director in 1998. He is currently a fellow at the Institute at Mars Hill College. From 1993 to 1997, he served as the Deputy Secretary of the North Carolina Department of Commerce. Mr. Goodale had previously served as President of Sunstate Dairy and Foods Company, Finevest Foods and Harris Teeter, Inc.

     Mr. Mark VanStekelenburg, age 49, became a director in 1998. He is currently self-employed as an investor. He was the President and Chief Executive Officer of Rykoff-Sexton, Inc./U.S. FoodService, Inc., a food service distributor and manufacturer. In 1995, he was elected Chairman of the Board of Directors, a position he held until he retired from the company in 1998. Prior to coming to Rykoff-Sexton in 1991, he served as President and Chief Executive Officer of G.V.A., Inc., the largest food service distributor in the Netherlands. His experience in the food distribution and retail business also includes terms as the President of Torro Supermarkets, General Manager and Chief Operating Officer of Makro U.S.A. and General Manager of Korti Discount Stores.

     Mr. Drayton McLane, Jr., age 65, became a director in 1999. He is currently the Chairman and CEO of the McLane Group L.P. and the Chairman of both the Houston Astros Baseball Club and Astrodome USA. He was Vice-Chairman and director of Wal*Mart Stores, Inc. from 1992-1994. He currently serves on the Boards of the Chase Bank of Texas and Scott & White Hospital.

     Mr. William J. Grize, age 54, became a director in 2000. He is currently the President and Chief Executive Officer of The Stop & Shop Supermarket Company, where in the past five years, he has also held the positions of Executive Vice President and Chief Operating Officer.

     Mr. A. Michael Muers, age 49, became a director in 2000. He is currently the Executive Vice President and Chief Financial Officer of Koninklijke Ahold N.
V. and the Supervisory Director B of Disco Ahold International Holdings N. V. In the past five years, he has also held the position of Senior Vice President of Finance of Ahold.

     Mr. Steve Odland, age 41, became a director in 2000. He is currently the President and Chief Executive Officer of TopsMarkets, Inc. From 1996 to 1998, he served as President of the Foodservice Division of Sara Lee Corporation. Prior to that, from 1994 to 1996, he served as Vice President, Cereals for Quaker Oats.

Executive Officers

     The following sets forth certain information with respect to the executive officers of the Company:

     Michael P. Brennan, age 36, currently serves as Senior Vice President - Marketing and Product Management. He joined the Company in 1997 as Director - Grocery Formats. Prior to joining the Company, from 1990 to 1997, Mr. Brennan was with the management consulting firm A.T. Kearney, most recently as a Principal.

     Raymond E. Britt, age 39, joined the Company in 1999 in his current role, Senior Vice President - Business Operations and Development. Prior to joining the Company, from 1997 to 1999, Mr. Britt was an Associate Partner in Andersen Consulting's strategy practice. Prior to that he was with Mercer Management Consulting, most recently as a Principal.

     Toya Campbell, age 42, currently serves as Vice President - Human Resources, and is responsible for staffing, personnel training programs, and the Company's human resource policy and procedure development. She joined the Company in 1994 as Director of Human Resources. Prior to joining the Company, she served as Director of Human Resources for the Chicago Public Library System.

     John A. Furton, age 36, is a co-founder of the Company and serves as Senior Vice President - Chief Information Officer. He joined the Company in 1990. Mr. Furton is responsible for all enterprise technology development including fulfillment, logistics, merchandising, administrative and financial systems as well as the Company's data center and network operations. Prior to his current position, Mr. Furton managed order fulfillment services as Vice President of Operations. Mr. Furton joined the Company from Kraft Foods, Inc., where he was an information systems consultant.

     Andrew B. Parkinson, age 42, is a co-founder of the Company and has been its Chairman since its founding in 1989. See "Directors."

     Thomas P. Parkinson, age 40, is a co-founder of the Company and has been its Senior Vice President-Chief Technology Officer and a director since its founding in 1989. See "Directors."

     Dan Rabinowitz, age 37, currently serves as Senior Vice President - Chief Financial Officer and Secretary. He joined the Company in 1995 as Director of Finance. In February 1998, he became the Company's Vice President - Financial Planning & Control and Treasurer. Prior to joining the Company, Mr. Rabinowitz served as Associate Director of Geneva Capital Markets, from 1993 through 1995, a middle markets mergers and acquisitions firm. He worked at Technology Solutions Company from 1989 through 1993, most recently as Director of Finance.

     Earl W. Rachowicz, age 49, currently serves as Vice President and Controller, functioning as the Company's principal accounting officer, and is also responsible for financial aspects of system and process re-engineering to support the Company's growth. He is also the Treasurer and Assistant Secretary. In the past, he has served as Secretary and Assistant Treasurer. He joined the Company as Controller in 1993 and in 1994 became Vice President and Controller. Prior to joining the Company he was a self-employed Certified Public Accountant, after spending 11 years with the public accounting firm of Ernst & Young.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations thereunder require directors and executive officers of the Company and persons who are deemed to own more than ten percent of the common stock, to file certain reports ("Section 16 Reports") with the SEC with respect to their beneficial ownership of common stock. The reporting persons are also required to furnish the Company with copies of all Section 16 Reports they file.

     Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that during fiscal 1999 all Section 16 filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with by such persons except with respect to the following: each of Messrs. A. Parkinson, T. Parkinson, Goodale, Furton, VanStekelenburg and Pierrepont inadvertently failed to report timely a transaction or transactions on Form 4 for two periods during 1999.

Item 11.  Executive Compensation

Summary Compensation

     The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by, or paid to each person who served as Chief Executive Officer of the Company during 1999 and each of its other four most highly compensated executives officers (the "Named Executives") during the years ended December 31, 1997, 1998 and 1999.

                           Summary Compensation Table

                                                                          Long-Term
                                                      Annual             Compensation
                                                   Compensation             Awards
                                                   ------------      ---------------------
                                         Year                        Restricted   Shares
                                         Ended                         Stock    Underlying
          Name and Principal Position   Dec. 31   Salary    Bonus      Awards   Options(1)
          ----------------------------  -------   ------    -----      ------   ----------
          Andrew B. Parkinson            1999    $154,307    $ 9,039    $ ---      25,000
                  Chairman and former    1998    $140,000    $21,315    $ ---      25,000
                  Chief Executive        1997    $140,000    $28,235    $ ---      60,000
                  Officer and President
          William Malloy                 1999    $ 87,505 $2,500,000    $ ---   1,600,000(2)
                  Former President and
                  Chief Executive
                  Officer and Director
          Thomas L. Parkinson            1999    $146,903    $ 9,039    $ ---      25,000
                  Senior Vice            1998    $140,000    $33,922    $ ---      25,000
                  President-Chief        1997    $140,000    $30,723    $ ---      60,000
                  Technology Officer
                  and Director
          John A. Furton                 1999    $138,981    $ 6,402    $ ---      59,346
                  Senior Vice            1998    $118,450    $21,525    $ ---      89,266
                  President - Chief      1997    $118,450    $16,586    $ ---      60,000
                  Information Officer
          Dan Rabinowitz                 1999    $134,096    $ 4,860    $ ---      55,000
                  Senior Vice            1998    $102,077    $15,648    $ ---      50,000
                  President - Chief      1997    $ 99,400    $10,114    $ ---      30,000
                  Financial Officer
          Michael P. Brennan             1999    $129,096    $ 4,665    $ ---      55,000
                  Senior Vice            1998    $109,130    $13,327    $ ---      30,000
                  President -            1997    $ 99,400    $26,503    $ ---      25,000
                  Marketing and
                  Product Management

     (1) Amounts represent new options, repriced options and replacement options to purchase shares of common stock granted during fiscal years 1999, 1998 and 1997. New options granted in fiscal years 1999, 1998 and 1997 were as follows:
Mr. A. Parkinson, 25,000, 25,000 and 60,000, respectively; Mr. Malloy, 1,600,000 options in 1999, Mr. T. Parkinson, 25,000, 25,000 and 60,000, respectively;
Mr. Furton, 25,000, 12,500 and 60,000, respectively; Mr. Rabinowitz, 55,000, 30,000 and 30,000, respectively; and Mr. Brennan, 55,000, 25,000 and 25,000, respectively.

     (2) Mr. Malloy's options were cancelled pursuant to the terms of his Separation Agreement. See "--Employment Contracts; Termination of Employment and Change in Control Agreements."

General Information Regarding Options

      The following tables show information regarding stock options held by the Named Executives.

                          Option Grants in Fiscal 1999

                                                  % of
                                                 Total
                                                Options
                       Number of Securities     Granted                         Potential   Potential
                       Underlying Options         to      Exercise  Expiration  Realizable  Realizable
       Name                  Granted           Employees   Price      Date         5%          10%
       ----            --------------------    ---------  --------  ----------  ----------  ----------
Andrew B. Parkinson   New Grant - 25,000(1)       1.10%    $6.5625   09/09/07      $78,333     $187,620
William Malloy        New Grant - 1,100,000(3)   48.23%  $8.015625   09/27/09   $5,545,082  $14,052,326
                      New Grant - 500,000(3)     21.92%  $8.015625   09/27/09   $2,520,492   $6,387,421
Thomas P. Parkinson   New Grant - 25,000(1)       1.10%    $6.5625   09/09/07      $78,383     $187,620
John A. Furton        New Grant - 25,000(1)       1.10%    $6.5625   09/09/07      $78,333     $187,620
                      Replacement Options -       1.51%    $7.5000   12/31/02      $40,603      $85,264
                      34,346 (2)
Dan Rabinowitz        New Grant - 25,000(1)       1.10%    $6.5625   09/09/07      $78,333     $187,620
                      New Grant - 30,000(1)       1.32%   $11.1250   05/10/07     $159,351     $381,673
Michael P. Brennan    New Grant - 25,000(1)       1.10%    $6.5625   09/09/07      $78,333     $187,620
                      New Grant - 30,000(1)       1.32%   $11.1250   05/10/07     $159,351     $381,673

     (1) These stock options vest with respect to 1/4 of the options on the first anniversary of the date of grant, and thereafter with respect to 1/48 on the last day of each month and are exercisable until the eighth anniversary of the date of grant.

     (2) These stock options are fully vested.

     (3) Mr. Malloy's options were cancelled pursuant to the terms of his Separation Agreement.


              Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

                                                                 Options as of           Option Value as of
                               Shares                          December 31, 1999        December 31, 1999 (1)
                              Acquired                         -----------------        ---------------------
            Name             on Exercise  Value Realized   Exercisable Unexercisable  Exercisable  Unexercisable
            ----             -----------  --------------   ----------- -------------  -----------  -------------
Andrew B. Parkinson                 0             $0         168,803        64,917      $872,928      $102,057
William Malloy                      0             $0         350,000     1,250,000      $213,281      $761,750
Thomas P. Parkinson                 0             $0         178,591        64,917      $925,524      $102,057
John A. Furton                      0             $0         115,675        57,626      $162,357       $99,715
Dan Rabinowitz                  5,000        $31,363          43,124        86,876      $117,419      $128,519
Michael P. Brennan                  0             $0          31,751        88,249       $75,612      $133,450
----------

     (1) Represents the aggregate dollar value of in-the-money, unexercised options held at the end of the year, based on the difference between the exercise price and $8.625, the closing price for the common stock as of December 31, 1999, the last trading day in fiscal 1999, as reported for Nasdaq National Market Issues in The Wall Street Journal.

Compensation of Directors

     Non-employee directors receive compensation of $1,000 per in-person meeting of the Board of Directors, $500 per telephonic meeting of the Board of Directors lasting more than one hour, $750 per in-person meeting of committees of the Board of Directors and $375 per telephonic meeting of committees of the Board of Directors lasting more than one hour. Non-employee directors also receive a stipend of $10,000 per year, of which $2,500 is payable at the beginning of each quarter. Directors who are officers or employees of the Company receive no compensation for serving as directors. All directors are reimbursed for all reasonable and necessary expenditures incurred in connection with attendance at meetings of the Board of Directors and meetings of committees of the Board of Directors.

     Under the Company's 1997 Long-Term Incentive Plan (the "1997 Plan"), non-employee directors may be granted nonqualified options to purchase shares of common stock at the discretion of the Board of Directors to advance the interest of the Company by retaining well-qualified directors. Each non-employee director who was a director in May of 1999 was granted options to purchase 5,000 shares of common stock at $11.25 per share. Upon his appointment to the Board of Directors, Drayton McLane was granted 30,000 options to purchase common stock at $10.125 per share. One-third of such options vest or will vest on each of the first, second and third anniversaries of the date of grant.

     Messrs. Goodale, VanStekelenburg and Pierrepont provided certain consulting services to the Company in 1999, for which they were granted options in the amounts of 15,000, 15,000 and 5,000, respectively, to purchase common stock at $7.125 per share. Messrs. Goodale and VanStekelenburg also received cash payments of $26,000 and $19,000, respectively, for consulting services provided to the Company in 1999.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

     The Company has employment agreements and severance agreements with each of the Named Executives. The agreements set forth compensation arrangements, including base salaries and minimum targets for annual bonuses. The agreements expire in 2002, and are renewable thereafter for one-year terms. The Company may terminate an executive's employment with or without "cause," as defined in such agreements, and an executive may terminate his employment for any reason, including "good reason," as defined in such agreements. Upon termination by the Company without "cause," or termination by the employee for "good reason," the executive is entitled to severance payments equal to his base salary and bonus for 18 months, in the case of Messrs. A. Parkinson, T. Parkinson and Furton, and for a period of 6 months in the case of Messrs. Brennan and Rabinowitz. In the event there is a "change in control," as defined in the severance agreements, prior to such termination, the executive is entitled to a lump sum severance payment equal to his base salary and bonus for two years, and the vesting of all of the executive's stock options will be accelerated so that all such stock options become immediately exercisable. The current annual salary rates under the employment agreements for the Company's Named Executives are as follows: Mr.
A. Parkinson, $200,000, Mr. T. Parkinson, $175,000, Mr. Furton $160,000, Mr.
Rabinowitz, $160,000 and Mr. Brennan, $160,000. Under the terms of the agreements, annual salaries may not be reduced; however, increases in annual salaries are at the discretion of the Board of Directors. The Company has agreements to indemnify each of the Named Executives, other than Mr. Brennan, as officers of the Company. The Company also has agreements with the executives containing confidentiality, non-competition and non-solicitation provisions between and such employees for the terms set forth in each agreement.

     The Company entered into a Separation Agreement with William Malloy on March 15, 2000. Effective as of that date, William Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated. Under the terms of the Separation Agreement, the Company continued to pay Mr. Malloy's salary through April 30, 2000. The options to purchase 1,100,000 and 500,000 shares of the Company common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated. The $2,500,000 loan which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of Company common stock was cancelled and the purchase of common stock was rescinded and cancelled. Mr. Malloy has returned those shares to the Company. Mr. Malloy's Severance Agreement was terminated, except as to the Company's obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years. In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director. The terms of the Separation Agreement provide that Mr. Malloy continues to be subject to an agreement not to compete with the Company or to solicit its customers and employees for a year following the termination of his employment and not to disclose the Company's proprietary information. Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy's employment by the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     All compensation decisions for the Chief Executive Officer and each of the other executives are currently made by the Compensation Committee of the Board of Directors. The Compensation Committee consists of Messrs. Trygve E. Myhren (Chairman), Tasso H. Coin and Mark VanStekelenburg. Each member of the Compensation Committee is a non-employee director who has not previously been an officer or employee of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of April 14, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors, (iii) each of the Named Executives and (iv) all directors and executive officers of the Company as a group.

                                                                 Amount of
                                                                 Beneficial         Percent
                      Name of Beneficial Owner(1)               Ownership(2)        of Class
                      ---------------------------               ------------        --------
        Koninklijke Ahold N.V. (3)
        Albert Heijnweg 1
        1507 EH Zaandam, The Netherlands.......................   3,666,667           16.1%

        Tribune National Marketing Company++
        435 North Michigan Avenue
        Chicago, Illinois 60611................................   1,808,115            7.9%

        Nevis Capital Management, Inc.
        1119 Saint Paul Street
        Baltimore, Maryland  21202.............................   3,061,417           13.4%

        Michael P. Brennan (4)+ ...............................      71,884            0.3%
        Tasso H. Coin (5) +....................................     233,735            1.0%
        John A. Furton (6)+....................................     252,167            1.1%
        Robert S. Goodale (7)+.................................      23,716            0.1%
        William J. Grize.......................................           0            0.0%
        William Malloy  .......................................           0            0.0%
        Drayton McLane.........................................     300,000            1.3%
        A. Michael Meurs.......................................           0            0.0%
        Trygve E. Myhren(8)+...................................      74,320            0.3%
        Steve Odland...........................................           0            0.0%
        Andrew B. Parkinson (9)+...............................   1,042,146            4.6%
        Thomas L. Parkinson (10)+..............................   1,144,076            5.0%
        Seth L. Pierrepont (11)+...............................     402,423            1.8%
        Dan Rabinowitz (12)+...................................      65,948            0.3%
        Mark VanStekelenburg (13)+.............................      24,006            0.1%
        All executive officers and directors as a
        group (17 persons)....................................    3,859,421           16.9%

     + The mailing address of each of these individuals is c/o the Company, 9933 Woods Drive, Skokie, Illinois 60077.

     ++ Based solely on a review of the Schedule 13G filed by the 5%
Stockholder.

     (1) Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

     (2) Number of shares deemed outstanding includes 17,948,951 shares outstanding as of April 14, 2000 and any shares subject to options or warrants held by all directors, executive officers and the 5% Stockholders that are currently exercisable or will become exercisable within 60 days.

     (3) Includes 3,666,667 shares issuable pursuant to a warrant that is currently exercisable. This warrant was issued in connection with the revolving credit facility described under "Certain Relationships and Related Transactions
- Transaction with Koninklijke Ahold."

     (4) Includes 53,678 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (5) Includes 10,000 shares owned by Mr. Coin's wife. Mr. Coin disclaims beneficial ownership of such shares. Includes 24,999 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (6) Includes 130,852 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (7) Includes 21,666 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (8) Includes 29,999 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (9) Includes 5,288 shares held for the benefit of the minor children of Mr. Thomas L. Parkinson. Mr. Andrew B. Parkinson disclaims beneficial ownership of such shares. Also includes 186,585 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (10) Includes 66,199 shares held for the benefit of the minor children of Mr. Andrew B. Parkinson and 8,249 shares held by his minor child. Mr. Thomas L. Parkinson disclaims beneficial ownership of such shares. Also includes 196,373 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (11) Includes 10,000 share held on behalf of the S.L. Pierrepont Foundation, a non profit corporation and options for 2,460 shares held by Sage Venture Capital. Also includes 234,151 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (12) Includes 65,948 shares of common stock issuable pursuant to options that are exercisable within 60 days.

     (13) Includes 4,340 shares held by the children of Mr. Mark
VanStekelenburg. Mr. VanStekelenburg disclaims beneficial ownership of such shares. Also includes 11,666 shares of common stock issuable pursuant to options that are exercisable within 60 days.

Changes in Control

     On April 14, 2000, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Koninklijke Ahold N.V. ("Ahold"). Under the Purchase Agreement, subject to certain conditions, including stockholder approval of the transaction, the Company agreed to issue and sell to Ahold, and Ahold agreed to purchase from the Company (in one or more, but no more than three issuances), 726,371 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), for a purchase price of $100 per share, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible at a conversion price of $3.75 per share into 19,369,873 shares of common stock, which represents approximately 51% of the common stock outstanding as of April 14, 2000 (for this purpose, treating as outstanding the shares of common stock subject to the Series B Preferred Stock). The Warrants have an exercise price of $3.75, subject to adjustment, and are exercisable into approximately 24% of the common stock outstanding as of April 14, 2000, (for this purpose, treating as outstanding the shares of common stock subject to the Series B Preferred Stock and the Warrants). Under the Purchase Agreement, prior to the receipt of stockholder approval of the transaction, Ahold has the right, but not the obligation, to purchase shares of Series B Preferred Stock and Warrants representing, collectively, up to 20% of the Company's outstanding voting securities (calculated on a pre-transaction basis). The final closing (if there is more than one closing) of the issuance of Series B Preferred Stock is to occur as soon as practicable (but not more than three business days) after the satisfaction or waiver of all of the closing conditions set forth in the Purchase Agreement, including receipt of stockholder approval.

Item 13.  Certain Relationships and Related Transactions

Transaction with Koninklijke Ahold

     On April 14, 2000, the Company entered into a Purchase Agreement with Koninklijke Ahold N.V. Under the Purchase Agreement, subject to certain conditions, including stockholder approval of the transaction, the Company agreed to issue and sell to Ahold, and Ahold agreed to purchase from the Company (in one or more, but no more than three issuances), 726,371 shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share, for a purchase price of $100 per share, and warrants to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible at a conversion price of $3.75 per share into 19,369,873 shares of common stock, which represents approximately 51% of the common stock outstanding as of April 14, 2000 (for this purpose, treating as outstanding the shares of common stock subject to the Series B Preferred Stock). The Warrants have an exercise price of $3.75, subject to adjustment, and are exercisable into approximately 24% of the common stock outstanding as of April 14, 2000, (for this purpose, treating as outstanding the shares of common stock subject to the Series B Preferred Stock and the Warrants). Under the Purchase Agreement, prior to the receipt of stockholder approval of the transaction, Ahold has the right, but not the obligation, to purchase shares of Series B Preferred Stock and Warrants representing, collectively, up to 20% of the Company's outstanding voting securities (calculated on a pre-transaction basis). The final closing (if there is more than one closing) of the issuance of Series B Preferred Stock is to occur as soon as practicable (but not more than three business days) after the satisfaction or waiver of all of the closing conditions set forth in the Purchase Agreement, including receipt of stockholder approval.

     Simultaneously with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003. The initial borrowings under the credit facility refinanced $3 million in secured term loans issued by the Company to an affiliate of Ahold on April 5, 2000 (in the amount of $2 million) and on April 10, 2000 (in the amount of $1 million). Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on substantially all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment.

     In connection with the Purchase Agreement and related agreements, the Company and Ahold also entered into a Supply and Services Agreement providing, among other things, (i) that the Company will purchase from Ahold all of the Company's requirements for perishables and nonperishables (subject to certain limited exceptions) for sale and delivery to customers in connection with the Company's business and (ii) Ahold will perform certain services related to the Company's business including fulfillment, delivery, field operations, and overhead services. Ahold will provide warerooms to the Company (pursuant to the terms of a separate license agreement) in connection with Ahold's performance of such services. The Supply and Services Agreement further provides that Ahold and the Company will enter into a separate Technology Partnership Agreement pursuant to which the Company will grant to Ahold broad rights to use the Company's proprietary application software. The initial term of the Supply and Services Agreement is five years and may be renewed by Ahold for an additional five-year period. Otherwise, after the initial term, the Supply and Services Agreement will automatically renew for additional one-year periods unless either party provides an appropriate notice of nonrenewal.

     Additionally, the Company and Ahold entered into a Registration Rights Agreement, and the Company's directors, in their capacity as stockholders, and two significant stockholders of the Company, entered into Voting Agreements with Ahold.

McLane Group Agreements

     In September 1999, the Company entered into a letter of intent with McLane Group L.P., an affiliate of Drayton McLane, for the provision of certain services in the Texas market. Since that time, the Company has retained McLane Group to provide certain planning services for the Texas, Chicago, Boston and Long Island markets for a fee of $75,000 per location. From November 1999 through February 2000, McLane Group provided consulting services to the Company at a rate of $1,200 per day. In addition, the Company entered into a Management Agreement with McLane Group in January 2000, pursuant to which McLane Group will manage distribution and fulfillment operations for several of the Company's facilities. The Management Agreement is for an initial term of 10 years (subject to earlier termination under certain circumstances) and provides that McLane Group will receive a fee of $400,000 per facility for the first year of the agreement, and 1.5% of gross sales for each of the following years, subject to a maximum payment of $500,000 each year per facility.

     In addition, under the Management Agreement, the Company has granted the McLane Group 10,000 options to purchase Company common stock at $15.34 per share, and has agreed to grant the McLane Group 50,000 additional options on each anniversary of the agreement, at an exercise price of fair market value plus a premium. All options granted to the McLane Group under the Management Agreement will vest 1/24 each month and expire 10 years after their grant. The Company has agreed to enter into a separate agreement to grant McLane Group "piggy-back" registration rights with respect to the shares of common stock underlying the options issued to McLane Group under the Management Agreement.

Registration Rights

     The Company has granted to Messrs. Andrew and Thomas Parkinson and to certain stockholders certain rights to require the Company to take action to register under the Securities Act of 1933, as amended, the sale of shares of common stock held by them. The number of such registrations which the Company is obligated to effect is limited to four registrations in the aggregate. The registration rights provide that in the event the Company proposes to register any of its securities under the Securities Act at any time or times, subject to certain limitations, the Company will use its best efforts to include the registrable shares in such registration upon the request of the holders of registration rights. The Company is generally required to bear the expenses of all such registrations, except underwriting discounts and commissions.

Certain Business Relationships

     The Company provided home shopping services to The Stop & Shop Supermarket Company for which the Company received payments of approximately $12,200,000 in 1999, representing grocery product sales to customers and fees received from customers and Stop & Shop. William J. Grize is the President and Chief Executive Officer of Stop & Shop.

Indebtedness of Management

     In September of 1999, the Company extended William Malloy, as an incentive to his employment as President and Chief Executive Officer of the Company, a loan in the amount of $2,500,000 to enable him to purchase $2,500,000 of Company common stock at its then market price. Under the terms of Mr. Malloy's Separation Agreement, he has returned the shares of common stock to the Company, and the outstanding principal and interest due on the loan has been cancelled.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  +Financial Statements

        Independent Auditors' Report.

        Balance Sheets as of December 31, 1999 and 1998.

        Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

        Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.

        Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

        Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

        Notes to Financial Statements.

          + Filed with the Company's Annual Report on Form 10-K for the year ending December 31, 1999, filed March 30, 2000.

(a)(2)  +Financial Statement Schedule

        Report of Independent Public Accountants on Financial Statement
        Schedule.

        Schedule II-- Valuation and Qualifying Accounts.

        All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

          + Filed with the Company's Annual Report on Form 10-K for the year ending December 31, 1999, filed March 30, 2000. (a)(3) Exhibits

        The following exhibits are filed herewith or are incorporated herein:

         Exhibit
           No.           Description
         -------         -----------

            2-- Conversion Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-24341) (the "Registration Statement"))

            3.1-- Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement)

           +3.2--         Restated By-Laws of the Company

          **4.1--         Amended and Restated Stockholders Rights Plan

            4.2-- Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement)

            4.3-- Form of Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.12 of the Current Report on Form 8-K dated April 28, 2000)

           10.1-- Lease of the Company's principal offices located in Skokie, Illinois (incorporated by reference to Exhibit
                          10.1 of the Registration Statement)

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

          +10.8-- Form of Severance Agreement between the Company and each of Andrew B. Parkinson, Thomas L. Parkinson and John A. Furton

          +10.9-- Form of Severance Agreement between the Company and each of Dan Rabinowitz, Michael Brennan, Raymond Britt, John Caltagirone and Toya Campbell

           10.10-- Amended and Restated Investors Agreement, dated April 1, 1997, among the Company and certain investors (incorporated by reference to Exhibit 10.10 of the Registration Statement)

           10.11-- Unitholders Agreement among Peapod LP, the General Partners and certain investors, as amended (incorporated by reference to Exhibit 10.11 of the Registration Statement)

           10.12-- Parkinson Registration Rights Agreement among the Company, Andrew B. Parkinson and Thomas L. Parkinson, dated May 30, 1997 (incorporated by reference to Exhibit 10.12 of the Registration Statement)

           10.13-- Tasso H. Coin Registration Rights Agreement between the Company and Tasso H. Coin, dated May 31, 1997 (incorporated by reference to Exhibit 10.13 of the Registration Statement)

         +*10.14--        Amended and Restated 1997 Long-Term Incentive Plan

          *10.15-- Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 of the Registration Statement on Form S-8 dated September 11, 1997)

         +*10.16--        Form of Indemnification Agreement between the Company
                          and each of its directors and executive officers

         +*10.17--        Executive Employment Agreement dated as of September
                          27, 1999 between William Malloy and the Company.

          +10.18-- Nonsolicitation and Noncompete Agreement dated as of September 27, 1999 between William Malloy and the Company.

         +*10.19--        Basic Stock Option Agreement dated as of September 27,
                          1999 between William Malloy and the Company.

         +*10.20--        Performance Accelerated Stock Option Agreement dated
                          as of September 27, 1999 between William Malloy and the Company.

          +10.21-- Severance Agreement dated as of September 27, 1999 between William Malloy and the Company.

          +10.22-- Amended and Restated Severance Agreement dated as of February 17, 2000 between William Malloy and the Company.

         +*10.23--        Promissory Note dated September 27, 1999 executed by
                          William Malloy in favor of the Company.

         +*10.24--        Amendment No. 1 to Promissory Note dated as of March
                          3, 2000 between William Malloy and the Company.

           10.25-- Purchase Agreement dated April 14, 2000 between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated April 28, 2000).

           10.26-- Credit Agreement dated April 14, 2000 between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated April 28, 2000).

           10.27-- Amended and Restated Security Agreement dated as of April 5, 2000 by the Company to BEW, Inc. and Koninklijke Ahold N.V. (incorporated by reference to
                          Exhibit 99.3 of the Current Report on Form 8-K dated April 28, 2000).

           10.28-- Amended and Restated Collateral Assignment of Intellectual Property Agreement dated as of April 14, 2000 by the Company to BEW, Inc. and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K dated April 28, 2000).

           10.29-- Registration Rights Agreement dated April 14, 2000 Between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K dated April 28, 2000).

           10.30-- Supply and Services Agreement dated April 14, 2000 between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K dated April 28, 2000).

           10.31--        Voting Agreement dated April 14, 2000 among Thomas L.
                          Parkinson, Andrew B. Parkinson, Trygve E. Myhren, Robert S. Goodale, Tasso H. Coin, Seth L. Pierrepont, Mark VanStekelenburg, Drayton McLane and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.7 of the Current Report on Form 8-K dated April 28,
                          2000).

           10.32-- Voting Agreement dated April 14, 2000 among Tribune National Marketing Company, Nevis Capital Management, Inc. and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.8 of the Current Report on Form 8-K dated April 28, 2000).

           10.33-- Warrant to Purchase 100,000 shares of Common Stock of the Company issued April 10, 2000 to Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.9 of the Current Report on Form 8-K dated April 28, 2000).

           10.34-- Warrant to Purchase 3,566,667 shares of Common Stock of the Company to Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.10 of the Current Report on Form 8-K dated April 28, 2000).

           10.35-- Form of Warrant to Purchase 32,894,270 shares of Common Stock of the Company to Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.11 of the Current Report on Form 8-K dated April 28, 2000).

           10.36-- Promissory Note issued by the Company to BEW, Inc. on April 5, 2000 in the amount of $3,000,000 (incorporated by reference to Exhibit 99.13 of the Current Report on Form 8-K dated April 28, 2000).

          +23--           Independent Auditors' Consent

          +24--           Powers of Attorney (included on signature page)

          +27--           Financial Data Schedule

               **   Filed herewith.
               +    Filed with the Company's Annual Report on Form 10-K for the year ending December 31, 1999, filed March 30, 2000.
               *    Represents management contract or compensatory plan

(b)     Reports on Form 8-K

        During the last quarter of the year ended December 31, 1999 the Registrant filed one Current Report on Form 8-K dated September 27, 1999 announcing the hiring of Bill Malloy as Chief Executive Officer and President and outlining the material terms of his employment arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PEAPOD, INC.



April 28, 2000                                               *
                                               -------------------------------
                                               Andrew B. Parkinson
                                               Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Signature                         Title                      Date
-----------------------------     -------------------------     ---------------

        *                         Chairman                       April 28, 2000
-----------------------------     Chief Executive Officer
Andrew B. Parkinson               (principal executive officer)

        *                         Executive Vice President -     April 28, 2000
-----------------------------     Chief Technology Officer
Thomas L. Parkinson               and Director

        Dan Rabinowitz            Senior Vice President -        April 28, 2000
-----------------------------     Chief Financial Officer
Dan Rabinowitz                    (principal financial officer)

        *                         Vice President and Controller  April 28, 2000
-----------------------------     (principal accounting officer)
Earl W. Rachowicz

        *                         Director                       April 28, 2000
-----------------------------
Tasso H. Coin

        *                         Director                       April 28, 2000
-----------------------------
Seth L. Pierrepont

        *                         Director                       April 28, 2000
-----------------------------
Robert Goodale

        *                         Director                       April 28, 2000
-----------------------------
Drayton McLane

        *                         Director                       April 28, 2000
-----------------------------
Trygve Myhren

                                  Director
-----------------------------
William J. Grize

                                  Director
-----------------------------
A. Michael Muers

                                  Director
-----------------------------
Steve Odland


*/s/ Dan Rabinowitz                                              April 28, 2000
-----------------------------
Dan Rabinowitz
As attorney-in-fact