Form 10-Q
period 2000-03-31
PEAPOD INC
filed 2000-05-15
CIK 1036992

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-22557


                                 PEAPOD, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                               36-4118175
     ----------------------------         ---------------------------------
     (State or other jurisdiction         (IRS Employer Identification No.)
          of Incorporation or
             Organization)


                   9933 Woods Drive, Skokie, Illinois 60077
              (Address of principal executive offices) (ZIP Code)


                                (847) 583-9400
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of May 5, 2000 was 17,952,965.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                 PEAPOD, INC.

                                BALANCE SHEETS
                       (in thousands, except share data)

                                                                     March 31,    December 31,
                                                                       2000           1999
                                                                    -----------   ------------
                             Assets                                 (unaudited)
Current assets:
  Cash and cash equivalents......................................    $  3,770       $  3,343
  Marketable securities..........................................         350          4,704
  Receivables, net of bad debt allowance of $241 and $232 as
    of March 31, 2000 and December 31, 1999......................       1,315          1,478
  Merchandise inventory..........................................         544            458
  Prepaid expenses...............................................         443            473
  Other current assets...........................................       1,567            535
                                                                     --------       --------
      Total current assets.......................................       7,989         10,991
Property and equipment:
  Computer equipment and software................................       7,282          6,737
  Service equipment and other....................................       2,925          2,857
  Leasehold improvements.........................................       1,375          1,332
                                                                     --------       --------
Property and equipment, at cost..................................      11,582         10,926
  Accumulated depreciation.......................................      (4,952)        (4,290)
                                                                     --------       --------
Net property and equipment.......................................       6,630          6,636
Restricted cash..................................................       1,589          1,588
Non-current marketable securities................................         490          1,565
                                                                     --------       --------
      Total assets...............................................    $ 16,698       $ 20,780
                                                                     ========       ========
          Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable...............................................    $ 10,134       $  6,147
  Accrued compensation...........................................       1,181            497
  Other accrued liabilities......................................       4,082          1,897
  Current deferred revenue.......................................         552            615
  Current obligations under capital lease........................         612            690
                                                                     --------       --------
      Total current liabilities..................................      16,561          9,846
Deferred revenue.................................................          38             95
Obligations under capital lease, less current portion............         988          1,129
                                                                     --------       --------
      Total liabilities..........................................      17,587         11,070
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized 5,000,000 shares,
    none issued and outstanding..................................          --             --
  Common stock, $.01 par value, 50,000,000 shares authorized,
    18,402,591 and 18,320,578 shares issued at  March 31, 2000
    and December 31, 1999........................................         184            183
  Additional paid-in capital.....................................      72,069         71,698
  Note receivable from officer...................................        (702)        (2,369)
  Accumulated other comprehensive income -
    Unrealized holding loss on available-for-sale securities.....         (14)          (118)
  Accumulated deficit............................................     (71,255)       (58,513)
  Treasury stock, at cost, 141,749 shares at March 31, 2000
    and December 31, 1999........................................      (1,171)        (1,171)
                                                                     --------       --------
      Total stockholders' equity (deficit).......................        (889)         9,710
      Total liabilities and stockholders' equity (deficit).......    $ 16,698       $ 20,780
                                                                     ========       ========

                See accompanying notes to financial statements.

                                 PEAPOD, INC.

                           STATEMENTS OF OPERATIONS
              (in thousands, except for share and per share data)
                                  (unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
Net sales.......................................   $    24,914      $    18,008
Cost of sales...................................        19,216           14,366
                                                   -----------      -----------
Gross profit....................................         5,698            3,642

Operating expenses:
  Fulfillment operations........................         8,931            4,872
  General and administrative....................         2,039            1,573
  Marketing and selling.........................         1,340            1,238
  System development and maintenance............         1,189              723
  Depreciation and amortization.................           664              474
  Pre-opening costs.............................            --              280
  Nonrecurring expenses.........................         4,118               --
                                                   -----------      -----------
     Total operating expenses...................        18,281            9,160
                                                   -----------      -----------


Operating loss..................................       (12,583)          (5,518)
Other income (expense):
  Investment income (expense)...................          (103)             478
  Interest expense..............................           (56)             (29)
                                                   -----------      -----------
Net loss........................................   $   (12,742)     $    (5,069)
                                                   ===========      ===========

Net loss per share:
  Basic.........................................   $     (0.70)     $     (0.29)
  Diluted.......................................   $     (0.70)     $     (0.29)

Shares used to compute net loss per share:
  Basic.........................................    18,207,875       17,188,508
  Diluted.......................................    18,207,875       17,188,508

                See accompanying notes to financial statements.

                                 PEAPOD, INC.

                      STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)
                                  (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                        -------------------
                                                                          2000       1999
                                                                        --------    -------
Net loss.............................................................   $(12,742)   $(5,069)

Other comprehensive income:
    Unrealized holding gain (loss) on available-for-sale securities..
        Unrealized holding loss arising during the period............         (1)      (101)
        Reclassification adjustment for losses realized during the
          period and included in net loss............................        105          2
                                                                        --------    -------

Comprehensive loss...................................................   $(12,638)   $(5,168)
                                                                        ========    =======

                See accompanying notes to financial statements.

                                 PEAPOD, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2000            1999
                                                                       --------        --------
Cash flows from operating activities:
  Net loss.......................................................      $(12,742)       $(5,069)

  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization................................           664            474
    (Gain) loss on sales of marketable securities................           105              2
    Forgiveness of debt of officer...............................         1,667             --
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables, net....................           163            702
      (Increase) decrease in merchandise inventory...............           (86)            --
      (Increase) decrease in prepaid expenses....................            30             44
      (Increase) decrease in other current assets................        (1,032)           123
      (Increase) decrease in restricted cash.....................            (1)            --
      Increase (decrease) in accounts payable....................         3,987            243
      Increase (decrease) in accrued compensation................           684             62
      Increase (decrease) in other accrued liabilities...........         2,185         (1,072)
      Increase (decrease) in deferred revenue....................          (120)           (24)
                                                                       --------        -------
         Net cash used in operating activities...................        (4,496)        (4,515)
Cash flows from investing activities:
  Property and equipment purchased...............................          (658)          (956)
  Purchases of marketable securities.............................            --         (4,976)
  Sales of marketable securities.................................         5,428         10,495
                                                                       --------        -------
         Net cash provided by investing activities...............         4,770          4,563
Cash flows from financing activities:
  Proceeds from issuance of stock upon exercise of warrants......            --             50
  Proceeds from issuance of stock upon exercise of options and
     employee stock purchase plan................................           372            703
  Payments on capital lease obligations..........................          (219)          (199)
                                                                       --------        -------
         Net cash provided by financing activities...............           153            554
                                                                       --------        -------
Net increase in cash and cash equivalents........................           427            602
Cash and cash equivalents at beginning of period.................         3,343          4,341
                                                                       --------        -------
Cash and cash equivalents at end of period.......................      $  3,770        $ 4,943
                                                                       ========        =======
Supplemental disclosure of cash flows information--interest paid.      $     40        $    37
Supplemental disclosures of noncash investing and financing
 activity:
  Options exercised by sale of stock to the Company..............            --            263
  Equipment on capital leases....................................            --            494
                                                                       ========        =======

                See accompanying notes to financial statements.

                                 PEAPOD, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

   These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

2. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation.

3. Termination of Employment. The Company entered into a Separation Agreement with William Malloy dated March 15, 2000. Effective as of that date, William Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated. Under the terms of the Separation Agreement, the Company will continue to pay Mr. Malloy's salary through April 30, 2000. The options to purchase 1,100,000 and 500,000 shares of the Company common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated. The $2,500,000 loan, which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of Company common stock, was cancelled, and the purchase of common stock was rescinded and cancelled. The Company has recognized a loss of $1,584,000 representing the difference between the balance of the Note Receivable From Officer and the fair market value of the 311,891 shares on the date the Separation Agreement was executed. Mr. Malloy returned those shares to the Company and they became treasury stock on April 24, 2000. Under the terms of the Separation Agreement, Mr. Malloy's Severance Agreement was terminated, except as to the Company's obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years. In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director. The terms of the Separation Agreement provide that Mr. Malloy continues to be subject to an agreement not to compete with the Company or to solicit its customers and employees for a year following the termination of his employment and not to disclose the Company's proprietary information. Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy's employment by the Company.

4. Financing and Change in Control. On April 14, 2000, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Koninklijke Ahold N.V. ("Ahold"). Under the Purchase Agreement, subject to certain conditions, including approval of the transaction by the Company's stockholders, the Company agreed to issue and sell to Ahold, and Ahold agreed to purchase from the Company (in one or more, but no more than three issuances), 726,371 shares of the Company's series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $72,637,024, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible into 19,369,873 shares of common stock, which represents approximately 51% of the common stock outstanding as of April 14, 2000 (for this purpose, treating as outstanding the shares of common stock subject to the Series B Preferred Stock). The Warrants have an exercise price of $3.75, subject to adjustment, and are exercisable into approximately 24% of the common stock outstanding as of April 14, 2000, (for this purpose, treating as outstanding the shares of common stock subject to the Series B Preferred Stock and the Warrants). Under the Purchase Agreement, prior to the receipt of stockholder approval of the transaction, Ahold has the right, but not the obligation, to purchase shares of Series B Preferred Stock and Warrants up to the maximum amount permitted under the NASD rules and regulations without obtaining stockholder approval. The final closing (if there is more than one closing) of the issuance of Series B Preferred Stock is to occur as soon as practicable (but not more than three business days) after the satisfaction or waiver of all of the closing conditions set forth in the Purchase Agreement, including receipt of stockholder approval.

   Simultaneously with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003. The initial borrowings under the credit facility refinanced $3 million in secured term loans provided to the Company by an affiliate of Ahold in early April 2000. Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment.

5. Restricted cash. The Company's restricted cash is primarily in support of two letters of credit. On March 20, 2000, the Company's bank notified the Company and its two lessors that the Company was in default of its convenants under its two letters of credit and that the bank would not renew the letters of credit upon their expiration on November 21, 2000 and October 15, 2000, respectively. On April 4, one lessor drew approximately $333,000 under a letter of credit. The bank has used $333,000 of the restricted cash in satisfaction of the debt obligation created by the draw down of the letter of credit.

6. Nonrecurring expenses. Nonrecurring expenses totaled $4,118,000 for the quarter ended March 31, 2000 and result from severance expenses of $1,890,000, which was incurred primarily in connection with William Malloy's termination of employment - see Note 3; expenses attributable to a failed financing transaction of $1,000,000; impaired asset write-offs of $832,000 related to cancelled and deferred initiatives; and other nonrecurring expenses.

7. Litigation. On March 16, 2000, the Company issued a press release announcing that its CEO and President (Mr. Malloy) was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. Subsequently, seven substantially identical cases were filed in federal district court in Chicago on various dates between March 17, 2000 and May 10, 2000. In each case, Peapod and two individual defendants (both of whom are officers of Peapod) have been sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint alleges that Peapod misrepresented or failed to disclose certain facts relating to the Company's liquidity, cash resources, and cash needs. Each case is brought on behalf of a purported class of purchasers of Peapod's common stock during the period from November 8, 1999 to and including March 16, 2000, and seeks to recover damages in an unspecified amount. Although the Company intends to vigorously defend against these complaints, there can be no assurances that the outcome of these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of net sales:

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2000        1999
                                                  --------    --------
Net sales......................................     100 %       100 %
Cost of sales..................................      77          80
                                                    ---         ---
Gross profit...................................      23          20

Operating expenses:
  Fulfillment operations.......................      36          27
  General and administrative...................       8           9
  Marketing and selling........................       5           7
  System development and maintenance...........       5           4
  Depreciation and amortization................       3           3
  Pre-opening expenses.........................       *           1
  Nonrecurring expenses........................      17           *
                                                    ---         ---
     Total operating expenses..................      74          51
                                                    ---         ---
Operating loss.................................     (51)        (31)

Other income (expense):
  Investment income (expense)..................       *           3
  Interest expense.............................       *           *
Net loss.......................................     (51)%       (28)%
                                                    ===         ===
 * - Less than 1%


Comparison of Three Months Ended March 31, 2000 and March 31, 1999
------------------------------------------------------------------

  Net sales. Net sales, which are the sales of groceries and related products to customers, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services, increased by 38% from $18,008,000 in the quarter ended March 31, 1999 to $24,914,000 in the quarter ended March 31, 2000.

  Revenues from the sale of groceries increased from $15,743,000 in the quarter ended March 31, 1999 to $22,850,000 in the quarter ended March 31, 2000. Orders increased from 135,200 in the quarter ended March 31, 1999 to 205,500 in the quarter ended March 31, 2000, while average order size decreased 5%. Fees paid by customers and retail partners decreased from $2,059,000 in the quarter ended March 31, 1999 to $1,744,000 in the quarter ended March 31, 2000. This decrease is attributable to (i) lower fees paid by retail supply partners and (ii) reduced customer fees. Customers, measured as customers transacting within the last 12 months, increased 40% from 92,600 at March 31, 1999 to 129,800 at March 31, 2000.

  Fees from consumer goods companies for interactive advertising, promotion and research increased from $206,000 in the quarter ended March 31, 1999 to $320,000 in the quarter ended March 31, 2000. The increase is largely the result of increased sales of the Company's proprietary media research products.

  Cost of sales. Cost of sales are the cost of groceries and other products sold to customers. Cost of sales increased 34% from $14,366,000 in the quarter ended March 31, 1999 to $19,216,000 in the quarter ended March 31, 2000. The increase results from the previously mentioned 45% increase in groceries sales and was partially offset by improved margins.

  Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders, (ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 83% from $4,872,000 for the quarter ended March 31, 1999 to $8,931,000 for the quarter ended March 31, 2000. This increase is attributable to the increase in the direct costs of picking, packing and delivering given the 52% increase in volume of orders and to higher fulfillment costs incurred while the Company builds scale in its centralized fulfillment centers.

  At March 31, 2000, the Company fulfilled customer orders from 22 fulfillment centers across eight metropolitan markets covering 8,586,000 households. This compares to 32 fulfillment centers across eight metropolitan markets at March 31, 1999 covering 7,110,000 households.

  General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, and occupancy expenses, increased 30% from $1,573,000 in the quarter ended March 31, 1999 to $2,039,000 in the quarter ended March 31, 2000. The increase is primarily attributable to an increase in compensation related expenses as the Company's corporate structure has expanded within the areas of executive management and operations planning.

  Marketing and selling. Marketing and selling expenses include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses increased by 8% from $1,238,000 for the quarter ended March 31, 1999 to $1,340,000 for the quarter ended March 31, 2000, primarily attributable to the Company's initiation of unattended delivery in the quarter ended March 31, 2000.

  System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 64% from $723,000 for the quarter ended March 31, 1999 to $1,189,000 for the quarter ended March 31, 2000. The increase is attributable to compensation expenses and outside services for additional resources to support the Company's new warehouse management system implementation, to develop and support the Company's website technology, and for additional resources to support the Company's 24/7 centralized distribution center operations.

  Depreciation and amortization. Depreciation and amortization increased 40% from $474,000 for the quarter ended March 31, 1999 to $664,000 for the quarter ended March 31, 2000. This increase primarily results from equipment and leasehold improvements in centralized distribution centers opened in 1999.

  Pre-opening costs. During the quarter ended March 31, 1999, pre-opening costs of $280,000 were incurred related to a centralized distribution center opening in June 1999. No such costs were incurred in the quarter ended March 31, 2000.

  Nonrecurring expenses. Nonrecurring expenses totaled $4,118,000 for the quarter ended March 31, 2000 and result from severance expenses of $1,890,000, which was incurred primarily in connection with William Malloy's termination of employment - see Notes to Financial Statements; expenses attributable to a failed financing transaction of $1,000,000; impaired asset write-offs of $832,000 related to cancelled and deferred initiatives; and other nonrecurring expenses.

  Other income (expense). Other income (expense) includes interest paid on capital leases and investment income and expense. Interest expense increased from $29,000 for the quarter ended March 31, 1999 to $56,000 in the quarter ended March 31, 2000. Investment income for the quarter ended March 31, 1999 was $478,000 compared to investment expense of $103,000 for the quarter ended March 31, 2000. The expense in 2000 was primarily attributable to the liquidation of investments at a loss, offset by a reduced amount of interest income as marketable securities have decreased from March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities decreased slightly from $4,515,000 in the first three months of 1999 to $4,496,000 in the first three months of 2000. As of March 31, 2000, the Company had $3,770,000 in cash and cash equivalents, $840,000 in marketable securities, and $1,589,000 in restricted cash. The Company uses its working capital to fund ongoing operations, marketing programs, geographic expansion and to further develop its products and services.

  On April 14, 2000, Koninklijke Ahold N.V. ("Ahold"), the international food provider and Peapod, Inc. jointly announced that they entered into definitive agreement creating a mutually beneficial partnership to leverage and accelerate their combined e-commerce grocery initiatives. Under the agreement, Peapod continues as a stand-alone company. Ahold will initially invest approximately $73,000,000 in a newly issued series of convertible preferred Peapod stock at a price of $3.75 per share, representing on an as converted basis, 51% of Peapod's outstanding common stock. Included also in this transaction are warrants immediately exercisable for additional shares of common stock which would increase Ahold's holding of Peapod's voting stock to approximately 75%. In addition, Ahold committed to a $20 million revolving credit facility expiring in April 2003. As of May 10, 2000, Peapod has borrowed $6,200,000 under this credit facility.

  The purchase of the convertible preferred stock is subject to customary conditions, including regulatory approval and the approval of a majority of Peapod's common stockholders. Peapod stockholders will be asked to consider the transaction at Peapod's annual meeting of stockholders, expected to be held this summer. In connection with the entry into the definitive agreements, certain principal stockholders and directors of Peapod, holding approximately 40.6% of Peapod's outstanding shares in the aggregate, have agreed to vote in favor of the transaction, however, there can be no assurances that the stockholders will approve the transaction. The Company believes that the credit facility with Ahold provides it with adequate capital resources through the stockholders' meeting. Assuming the stockholders approve the transaction, the Company believes that it will have adequate capital resources for the foreseeable future. However, in the event that the stockholders do not approve the transaction, the credit facility with Ahold will terminate 45 days after such vote and all amounts owed by Peapod to Ahold under the credit facility will become due upon such termination. If the credit facility is terminated, Peapod will have limited funds available with which to continue to finance its operation and will be forced to seek additional and alternative financing. Peapod cannot give any assurance that additional or alternative financing will be available or that, if available, the additional or alternative financing could be obtained on terms and conditions that are as favorable to Peapod as the Ahold credit facility.

  The Company believes that inflation has not had a material effect on its operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. FIN No. 44 establishes accounting and reporting standards for transactions involving stock compensation. The Company does not believe that FIN No. 44 will have a significant impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  The Company does not have any derivative financial instruments as of March 31, 2000. As of March 31, 2000, the Company had marketable securities of $840,000, all of which were sold in early May resulting in a realized loss of $14,000. Borrowings under the credit facility bears interest from the date of borrowing at the higher of (i) the rate, which is 1/2 of 1% in excess of the Federal Funds Rate and (ii), the Prime Lending Rate.

                                    PART II
                               OTHER INFORMATION

Item 1.  Litigation

     On March 16, 2000, the Company issued a press release announcing that its CEO and President (Mr. Malloy) was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. Subsequently, seven substantially identical cases were filed in federal district court in Chicago on various dates between March 17, 2000 and May 10, 2000. In each case, Peapod and two individual defendants (both of whom are officers of Peapod) have been sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Each complaint alleges that Peapod misrepresented or failed to disclose certain facts relating to the Company's liquidity, cash resources, and cash needs. Each case is brought on behalf of a purported class of purchasers of Peapod's common stock during the period from November 8, 1999 to and including March 16, 2000, and seeks to recover damages in an unspecified amount. Although the Company intends to vigorously defend against these complaints, there can be no assurances that the outcome of these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

Item 5.  Other Information

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

     Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expressions, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Factors that would cause actual results to differ materially from Peapod's current expectations include, among other things: (1) failure to complete the proposed transaction with Ahold, and if such transaction is not completed, failure to obtain additional or alternative financing on terms and conditions that are acceptable to Peapod; (2) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (3) the Company's relationship with its retail partners and its interactive marketing services and research customers; (4) the Company's ability to execute its growth strategies, including effectively implementing a centralized fulfillment distribution model; (5) the extent to which the Company is able to attract and retain key personnel; (6) competition; (7) general economic conditions; (8) regulations; and (9) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits - The following exhibits are filed herewith or are incorporated herein:

     Exhibit
       No.        Description
     -------      -----------
       27         Financial Data Schedule

(b) Reports on Form 8-K - During the quarter ended March 31, 2000, the Registrant filed a Form 8-K on February 18, 2000 reporting that the Registrant had issued press releases announcing letters of intent with Apollo Management L.P., The Yucaipa Companies, Pequot Capital Management, Inc. and GRP II, L.P., and Parande, an affiliate of Groupe Rallye (collectively, the "Initial Investors"), pursuant to which the Initial Investors would invest an aggregate of $120 million of equity in the Registrant.

     On March 16, 2000 the Registrant filed a Form 8-K announcing that William Malloy, Peapod's President and CEO, would no longer be able to continue his involvement with the Company. As a result of this decision, the Initial Investors declined to move forward with their investment. The Form 8-K also indicates that the Board of Directors of Peapod directed its financial advisors to explore strategic alternatives available to the Registrant, including possible alternative financing or a possible sale of the Registrant.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Peapod, Inc.
                                -------------
                                (Registrant)



May 15, 2000                    /s/ Dan Rabinowitz
                                ----------------------------
                                Dan Rabinowitz
                                Chief Financial Officer