Form 10-Q
period 2000-06-30
PEAPOD INC
filed 2000-08-14
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of August 11, 2000 was 17,957,716.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  PEAPOD, INC.

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30,       DECEMBER 31,
                                                                              2000             1999
                                                                         -------------    -------------
                                      ASSETS                              (UNAUDITED)
Current assets:
   Cash and cash equivalents .........................................   $      61,942    $       3,343
   Marketable securities .............................................              --            4,704
   Receivables, net of bad debt allowance of $251 and $232 as
     of June 30, 2000 and December 31, 1999 ..........................             669            1,478
   Merchandise inventory .............................................             643              458
   Prepaid expenses ..................................................             733              473
   Other current assets ..............................................           3,148              535
                                                                         -------------    -------------
      Total current assets ...........................................          67,135           10,991
Property and equipment:
   Computer equipment and software ...................................           7,640            6,737
   Service equipment and other .......................................           2,914            2,857
   Leasehold improvements ............................................           2,006            1,332
                                                                         -------------    -------------
Property and equipment, at cost ......................................          12,560           10,926
   Accumulated depreciation ..........................................          (5,600)          (4,290)
                                                                         -------------    -------------
Net property and equipment ...........................................           6,960            6,636
Restricted cash ......................................................           1,288            1,588
Non-current marketable securities ....................................              --            1,565
Other non-current assets .............................................           3,017               --
                                                                         -------------    -------------
      Total assets ...................................................   $      78,400    $      20,780
                                                                         =============    =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..................................................   $       6,431    $       6,147
   Accrued compensation ..............................................             870              497
   Other accrued liabilities .........................................          10,551            1,897
   Current deferred revenue ..........................................             439              615
   Current obligations under capital lease ...........................             662              690
                                                                         -------------    -------------
      Total current liabilities ......................................          18,953            9,846
Deferred revenue .....................................................              --               95
Obligations under capital lease, less current portion ................             917            1,129
                                                                         -------------    -------------
      Total liabilities ..............................................          19,870           11,070
Redeemable preferred stock, $.01 par value; authorized 10,000,000 shares; 726,371 shares of Series B convertible redeemable preferred
   stock issued at June 30, 2000 .....................................          64,428               --
Stockholders' equity (deficit):
   Commonstock, $.01 par value, 100,000,000 shares  authorized,
      18,406,605 and 18,320,578 shares issued at June 30, 2000
      and December 31, 1999 ..........................................             184              183
   Additional paid-in capital ........................................         134,388           71,698
   Note receivable from officer ......................................              --           (2,369)
   Accumulated other comprehensive income -
      unrealized holding loss on available-for-sale securities .......              --             (118)
   Accumulated deficit ...............................................        (138,597)         (58,513)
   Treasury stock, at cost, 453,640 and 141,749 shares at
      June 30, 2000 and December 31, 1999 ............................          (1,873)          (1,171)
                                                                         -------------    -------------
      Total stockholders' equity (deficit) ...........................          (5,898)           9,710
                                                                         -------------    -------------
      Total liabilities and stockholders' equity (deficit) ...........   $      78,400    $      20,780
                                                                         =============    =============

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------    ------------
Net sales ...............................................   $     22,732    $     17,073
Cost of sales ...........................................         17,574          12,903
                                                            ------------    ------------
Gross profit ............................................          5,158           4,170

Operating expenses:
   Fulfillment operations ...............................          7,796           5,017
   General and administrative ...........................          2,150           1,636
   Marketing and selling ................................          1,087           1,190
   System development and maintenance ...................          1,469             787
   Depreciation and amortization ........................            737             604
   Pre-opening costs ....................................             --             360
   Nonrecurring expenses ................................          1,490              --
                                                            ------------    ------------
      Total operating expenses ..........................         14,729           9,594
                                                            ------------    ------------

Operating loss ..........................................         (9,571)         (5,424)
Other income (expense):
   Investment income ....................................             16             586
   Interest expense .....................................           (218)            (87)
   Non-cash interest expense ............................           (616)             --
                                                            ------------    ------------
Net loss ................................................        (10,389)         (4,925)

Non-cash beneficial conversion feature on preferred stock        (56,953)             --
                                                            ------------    ------------
Net loss available to common stockholders ...............   $    (67,342)   $     (4,925)
                                                            ============    ============

Net loss per share available to common stockholders:
   Basic and diluted ....................................   $      (3.73)   $      (0.28)

Shares used to compute net loss per share:
   Basic and diluted ....................................     18,044,710      17,403,382

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------    ------------
Net sales ...............................................   $     47,646    $     35,081
Cost of sales ...........................................         36,790          27,269
                                                            ------------    ------------
Gross profit ............................................         10,856           7,812

Operating expenses:
   Fulfillment operations ...............................         16,727           9,889
   General and administrative ...........................          4,189           3,190
   Marketing and selling ................................          2,427           2,428
   System development and maintenance ...................          2,658           1,510
   Depreciation and amortization ........................          1,401           1,078
   Pre-opening costs ....................................             --             640
   Nonrecurring expenses ................................          5,608              --
                                                            ------------    ------------
      Total operating expenses ..........................         33,010          18,735
                                                            ------------    ------------

Operating loss ..........................................        (22,154)        (10,923)
Other income (expense):
   Investment income (expense) ..........................            (87)          1,064
   Interest expense .....................................           (274)           (135)
   Non-cash interest expense ............................           (616)             --
                                                            ------------    ------------
Net loss ................................................        (23,131)         (9,994)

Non-cash beneficial conversion feature on preferred stock        (56,953)             --

                                                            ------------    ------------
Net loss available to common stockholders ...............   $    (80,084)   $     (9,994)
                                                            ============    ============

Net loss per share available to common stockholders:
   Basic and diluted ....................................   $      (4.42)   $      (0.58)

Shares used to compute net loss per share:
   Basic and diluted ....................................     18,125,842      17,296,539

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                       2000              1999
                                                                     --------          --------
Net loss .........................................................   $(10,389)         $ (4,925)

Other comprehensive income:
   Unrealized holding gain (loss) on available-for-sale
   securities ....................................................
      Unrealized holding loss arising during the period ..........         --              (247)
      Reclassification  adjustment for losses  realized during the
      period and included in net loss ............................         14                --
                                                                     --------          --------

Comprehensive loss ...............................................   $(10,375)         $ (5,172)
                                                                     ========          ========

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                       2000            1999
                                                                     --------        --------
Net loss .........................................................   $(23,131)       $ (9,994)

Other comprehensive income:
   Unrealized holding gain (loss) on available-for-sale
   securities ....................................................
      Unrealized holding loss arising during the period ..........         (1)           (346)
      Reclassification  adjustment for losses  realized during the
      period and included in net loss ............................        119              --
                                                                     --------        --------

Comprehensive loss ...............................................   $(23,013)       $(10,340)
                                                                     ========        ========

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                          2000            1999
                                                                        --------        --------
Cash flows from operating activities:
   Net loss .........................................................   $(23,131)       $ (9,994)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization .................................      1,401           1,078
      Non-cash interest expense .....................................        616              --
      Forgiveness of debt of officer, net of treasury stock purchased      1,668              --
      Loss on disposition of fixed assets ...........................          2              28
      Changes in operating assets and liabilities:
         (Increase) decrease in receivables, net ....................        809             960
         (Increase) decrease in merchandise inventory ...............       (185)           (219)
         (Increase) decrease in prepaid expenses ....................       (259)           (302)
         (Increase) decrease in other current assets ................       (889)            137
         (Increase) decrease in restricted cash .....................        301              --
         Increase (decrease) in accounts payable ....................        284              76
         Increase (decrease) in accrued compensation ................        372             559
         Increase (decrease) in other accrued liabilities ...........      8,654          (1,056)
         Increase (decrease) in deferred revenue ....................       (271)           (236)
                                                                        --------        --------
            Net cash used in operating activities ...................    (10,628)         (8,969)
Cash flows from investing activities:
   Property and equipment purchased .................................     (1,557)         (1,843)
   Purchases of marketable securities ...............................         --          (7,275)
   Sales of marketable securities ...................................      6,388          15,629
   Proceeds from sale of property and equipment .....................         --               5
                                                                        --------        --------
            Net cash provided by investing activities ...............      4,831           6,516
Cash flows from financing activities:
   Net proceeds from issuance of preferred stock and warrants .......     64,428              --
   Proceeds from issuance of stock upon exercise of warrants ........         --              50
   Proceeds from issuance of stock upon exercise of options and
      employee stock purchase plan ..................................        380           1,551
   Payments on capital lease obligations ............................       (412)           (402)
                                                                        --------        --------
            Net cash provided by financing activities ...............     64,396           1,199
                                                                        --------        --------
Net increase in cash and cash equivalents ...........................     58,599          (1,254)
Cash and cash equivalents at beginning of period ....................      3,343           4,341
                                                                        --------        --------
Cash and cash equivalents at end of period ..........................   $ 61,942        $  3,087
                                                                        ========        ========

Supplemental disclosure of cash flow information:
   Interest paid ....................................................   $    361        $    135
Supplemental disclosures of noncash investing and financing activity:
   Options exercised by sale of stock to the Company ................         --             262
   Equipment on capital leases ......................................        173           1,287
   Non-cash deferred financing costs ................................      5,357              --

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 2000, and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

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

3. TERMINATION OF EMPLOYMENT. The Company entered into a Separation Agreement with William Malloy dated March 15, 2000. Effective as of that date, Mr. Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated. Under the terms of the Separation Agreement, the Company paid Mr. Malloy's salary through April 30, 2000. The options to purchase 1,100,000 and 500,000 shares of the Company's common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated. The $2,500,000 loan, which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of Company common stock, was cancelled, and the purchase of common stock was rescinded and cancelled. The Company recognized a loss in the first quarter of $1,584,000 representing the difference between the balance of the Note Receivable From Officer and the fair market value of the 311,891 shares on the date the Separation Agreement was executed. Mr. Malloy returned those shares to the Company and they became treasury stock on April 24, 2000. Under the terms of the Separation Agreement, Mr. Malloy's Severance Agreement was terminated, except as to the Company's obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years. In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director. The terms of the Separation Agreement provide that Mr. Malloy continues to be subject to an agreement not to compete with the Company or to solicit its customers and employees for a year following the termination of his employment and not to disclose the Company's proprietary information. Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy's employment by the Company.

4. FINANCING AND CHANGE IN CONTROL. On June 30, 2000, the Company issued preferred securities and warrants under the terms of a purchase agreement, dated April 14, 2000, (the "Purchase Agreement.") with Koninklijke Ahold N.V. ("Ahold"). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell 726,371 shares of the Company's series B convertible redeemable preferred stock, par value $.01 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $72,637,024, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible into 19,369,873 shares of common stock, which represents approximately 51% of the Company's common stock outstanding as of June 30, 2000. The Series B Preferred Stock ranks senior to the common stock with respect to dividends and liquidation payments, and has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends. The Series B Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum. The Series B Preferred Stockholder is entitled to vote together with the holders of the common stock as a single class on all matters submitted for a vote of holders of common stock. The Series B Preferred Stock is redeemable for cash on the earlier of specified redemption events or April 14, 2008, at a price per share equal to the liquidation value plus all accrued and unpaid dividends. In the case of a redemption event only, the holder of the preferred stock has the option of not having the preferred stock redeemed in connection with such redemption event. The difference between the net issuance price and the estimated redemption value of the redeemable preferred stock is being accreted over the eight-year period to redemption through charges to accumulated deficit. The Company may optionally redeem the outstanding shares of Series B Preferred Stock at any time after April 14, 2008 at a redemption price per share equal to 103% of the $100 liquidation preference for the Series B Preferred Stock, plus the amount of any accrued and unpaid dividends as of the date of the redemption. The Warrants have an exercise price of $3.75, subject to adjustment, and are immediately exercisable. The imputed value of the warrants was calculated to be $56,953,000 using the Black Scholes Model and was recognized in the second quarter as a form of a beneficial conversion feature on the Series B Preferred Stock increasing the net loss available to common shareholders.

     On April 14, 2000, simultaneous with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003. Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment. The imputed value of the warrants was calculated to be $5,357,000 using the Black Scholes Model and will be recognized as non-cash interest expense over the life of the credit facility ($616,000 was recognized as non-cash interest expense in the second quarter). There are no outstanding borrowings under the credit facility as of June 30, 2000.

     If Ahold exercises any of its warrants prior to April 2003, the credit facility will be reduced dollar-for-dollar for the exercise price received. Total warrants issued to Ahold, if exercised, would represent approximately 24% of the common stock outstanding as of June 30, 2000.

5. RESTRICTED CASH. The Company's restricted cash represents certificates of deposit in support of the Company's letter of credit and for other purposes.

6. NONRECURRING EXPENSES. Nonrecurring expenses totaled $5,608,000 for the six months ended June 30, 2000 and result from severance expenses of $1,850,000, which was incurred primarily in connection with Mr. Malloy's termination of employment - see Note 3; impaired asset write-offs of $1,496,000 related to cancelled and deferred initiatives; expenses attributable to a failed financing transaction of $1,037,000; charges associated with licensing obligations of $705,000; and other nonrecurring expenses.

7. LITIGATION. On March 16, 2000, the Company issued a press release announcing that its CEO and President (Mr. Malloy) was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. Subsequently, seven substantially identical cases were filed in federal district court in Chicago on various dates between March 17, 2000 and May 10, 2000. In each case, Peapod and two individual defendants (both of whom are officers of Peapod) have been sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The seven cases were consolidated on June 1, 2000. The consolidated complaint alleges that Peapod misrepresented or failed to disclose certain facts relating to the Company's liquidity, cash resources, and cash needs. The consolidated complaint is brought on behalf of a purported class of purchasers of Peapod's common stock during the period from November 8, 1999 to and including March 16, 2000, and seeks to recover damages in an unspecified amount. Although the Company intends to vigorously defend against this complaint, there can be no assurances that the outcome of these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of net sales:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       -----------------     -----------------
                                        2000       1999       2000       1999
                                       ------     ------     ------     ------
Net sales ...........................     100%       100%       100%       100%
Cost of sales .......................      77         76         77         78
                                       ------     ------     ------     ------
Gross profit ........................      23         24         23         22

Operating expenses:
   Fulfillment operations ...........      34         29         35         28
   General and administrative .......       9          9          9          9
   Marketing and selling ............       5          7          5          7
   System development and maintenance       7          5          6          4
   Depreciation and amortization ....       3          4          3          3
   Pre-opening costs ................      --          2         --          2
   Nonrecurring expenses ............       7         --         11         --
                                       ------     ------     ------     ------
      Total costs and expenses ......      65         56         69         53
                                       ------     ------     ------     ------
Operating loss ......................     (42)       (32)       (46)       (31)

Other income (expense):
   Investment income.................       *          3          *          3
   Interest expense..................      (1)         *         (1)         *
   Non-cash interest expense.........      (3)        --         (1)        --
                                       ------     ------     ------     ------
Net loss                                  (46)%      (29)%      (49)%      (28)%
                                       ======     ======     ======     ======

* - Less than 1%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
----------------------------------------------------------------

     Net sales. Net sales, which are the sales of groceries and related products to customers, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services, increased by 33% from $17,073,000 in the quarter ended June 30, 1999 to $22,732,000 in the quarter ended June 30, 2000.

     Revenues from the sales of groceries increased 43% from $14,787,000 in the quarter ended June 30, 1999 to $21,170,000 in the quarter ended June 30, 2000. Orders increased from 128,200 in the quarter ended June 30, 1999 to 183,700 in the quarter ended June 30, 2000, while average order size remained unchanged. Fees paid by customers and retail partners decreased from $1,922,000 in the quarter ended June 30, 1999 to $1,628,000 in the quarter ended June 30, 2000. This decrease is attributable to lower fees paid by retail supply partners and reduced customer fees, consistent with our centralized fulfillment strategy. Fees from consumer goods companies for interactive advertising, promotion and research were $364,000 in the quarter ended June 30, 1999. Because of a focus on completing financing transactions in 2000, the Company temporarily reduced its interactive advertising, promotion and research efforts and accordingly recognized a net $66,000 revenue reversal. Customers, measured as customers transacting within the last 12 months, increased 51% from 89,900 at June 30, 1999 to 135,700 at June 30, 2000.

     Cost of sales. Cost of sales is the cost of groceries and other products sold to customers. Cost of sales increased 36% from $12,903,000 in the quarter ended June 30, 1999 to $17,574,000 in the quarter ended June 30, 2000. The increase results from the 43% increase in grocery sales during the quarter, and was partially offset by improved product margins in centralized fulfillment centers.

     Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 55% from $5,017,000 for the quarter ended June 30, 1999 to $7,796,000 for the quarter ended June 30, 2000. This increase is attributable to the increase in the direct costs of picking, packing and delivering as a result of the 43% increase in volume of orders and to higher fulfillment costs incurred while the Company builds scale in its centralized fulfillment centers.

     At June 30, 2000, the Company fulfilled customer orders from 23 fulfillment centers across nine metropolitan markets covering 8,731,000 households. This compares to 32 fulfillment centers across eight metropolitan markets at June 30, 1999 covering 7,392,100 households.

     General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, and occupancy expenses, increased 31% from $1,636,000 in the quarter ended June 30, 1999 to $2,150,000 in the quarter ended June 30, 2000. The increase is primarily attributable to an increase in compensation related expenses as the Company's corporate structure has expanded within the areas of executive management and operations planning.

     Marketing and selling. Marketing and selling expenses include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses decreased by 9% from $1,190,000 for the quarter ended June 30, 1999 to $1,087,000 for the quarter ended June 30, 2000. This decrease is primarily attributable to the Company's decision to scale back activity within the interactive marketing services area during the quarter ended June 30, 2000.

     System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 87% from $787,000 for the quarter ended June 30, 1999 to $1,469,000 for the quarter ended June 30, 2000. The increase is attributable to compensation expenses and outside services for additional resources to support the Company's new warehouse management system implementation, to develop and support the Company's website technology, and for additional resources to support the Company's 24/7 centralized distribution center operations.

     Depreciation and amortization. Depreciation and amortization increased 22% from $604,000 for the quarter ended June 30, 1999 to $737,000 for the quarter ended June 30, 2000. This increase primarily results from equipment and leasehold improvements in centralized distribution centers opened in 1999.

     Pre-opening costs. During the quarter ended June 30, 1999, pre-opening costs of $360,000 were incurred related to a centralized distribution center which opened in June 1999. No such costs were incurred in the quarter ended June 30, 2000.

     Nonrecurring expenses. Nonrecurring expenses totaled $1,490,000 for the quarter ended June 30, 2000 and primarily result from charges associated with licensing obligations of $705,000 and impaired asset write-offs of $664,000 related to cancelled and deferred initiatives.

     Other income (expense). Other income (expense) includes interest paid on capital leases, interest on borrowings and investment income and expense. Investment income for the quarter ended June 30, 1999 was $586,000 compared to investment income of $16,000 for the quarter ended June 30, 2000 due to reduced invested principal. Interest expense increased from $87,000 for the quarter ended June 30, 1999 to $218,000 in the quarter ended June 30, 2000 and is attributed to borrowings under the Company's credit facility and greater leasing activity utilized in the new centralized distribution facilities. Non-cash interest expense totaled $616,000 for the quarter ended June 30, 2000 and consists of additional interest expense attributed to warrants issued in connection with the term note and the credit facility. The warrant expense related to the credit facility will continue to be recognized over the three-year term of the credit facility. No non-cash interest expense was incurred during the same period last year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
--------------------------------------------------------------

     Net sales. Net sales increased by 36% from $35,081,000 for the six-month period ended June 30, 1999 to $47,646,000 for the six-month period ended June 30, 2000.

     Revenues from the sales of groceries and related products increased 44% from $30,529,000 for the six-month period ended June 30, 1999 to $44,020,000 for the six-month period ended June 30, 2000. Orders increased from 263,400 for the six-month period ended June 30, 1999 to 389,300 for the six-month period ended June 30, 2000 while average order size decreased 2%. Fees paid by customers and retail partners decreased from $3,982,000 for the six-month period ended June 30, 1999 to $3,371,000 for the six-month period ended June 30, 2000. This decrease is attributable to lower fees paid by retail supply partners and reduced customer fees, consistent with our centralized fulfillment center strategy. Fees from consumer goods companies for interactive advertising, promotion and research decreased from $570,000 for the six months ended June 30, 1999 to $255,000 for the six months ended June 30, 2000, as interactive marketing activities were scaled back in the first half of the year, related to a focus on the financing transaction, resulting in a delay in recognizing revenue for existing interactive marketing contracts. Customers, measured as customers transacting with the Company within the last 12 months, increased 51% from 89,900 at June 30, 1999 to 135,700 at June 30, 2000.

     Cost of sales. Cost of sales increased 35% from $27,269,000 for the six-month period ended June 30, 1999 to $36,790,000 for the six-month period ended June 30, 2000. The increase results from the 44% increase in grocery sales during the period and was partially offset by improved product margins in centralized fulfillment centers.

     Fulfillment operations. Fulfillment operations expenses increased 69% from $9,889,000 for the six-month period ended June 30, 1999 to $16,727,000 for the six-month period ended June 30, 2000. This increase is attributable to the increase in the direct costs of picking, packing and delivering given the 48% increase in volume of orders and to higher fulfillment costs incurred while the Company builds scale in its centralized fulfillment centers.

     General and administrative. General and administrative expenses increased 31% from 3,190,000 for the six-month period ended June 30, 1999 to $4,189,000 for the six-month period ended June 30, 2000. The increase is primarily attributable to an increase in compensation related expenses as the Company's corporate structure has expanded within the areas of executive management and operations planning.

     Marketing and selling. Marketing and selling expenses decreased nominally from $2,428,000 for the six-month period ended June 30, 1999 to $2,427,000 for the six-month period ended June 30, 2000. The Company expenses all such costs as incurred.

     System development and maintenance. System development and maintenance expenses increased 76% from $1,510,000 for the six-month period ended June 30,1999 to $2,658,000 for the six-month period ended June 30, 2000. The increase is attributable to compensation expenses and outside services for additional resources to support the Company's new warehouse management system implementation, to develop and support the Company's website technology, and for additional resources to support the Company's 24/7 centralized distribution center operations.

     Depreciation and amortization. Depreciation and amortization increased 30% from $1,078,000 for the six-month period ended June 30, 1999 to $1,401,000 for the six-month period ended June 30, 2000. This increase primarily results from equipment and leasehold improvements in centralized distribution centers opened in 1999.

     Pre-opening Expense. During the six months ended June 30, 1999, pre-opening costs of $640,000 were incurred related to centralized distribution centers opened in the first and second quarters of 1999. No such costs were incurred in the six months ended June 30, 2000.

     Non-recurring Expenses. Non-recurring expenses totaled $5,608,000 for the six-month period ended June 30, 2000, and result from severance expenses of $1,850,000, which were primarily in connection with William Malloy's termination of employment - see Notes to Financial Statements; impaired asset write-offs of $1,496,000 related to cancelled and deferred initiatives; expenses attributable to a failed financing transaction of $1,037,000; charges associated with licensing obligations of $705,000; and other nonrecurring expenses.

     Other income (expense). Investment income decreased from $1,064,000 for the six-month period ended June 30, 1999 to a charge of $87,000 for the six-month period ended June 30, 2000 due to reduced invested principal and realized losses incurred from the sale of investments prior to maturity. Interest expense increased from $135,000 for the six-month period ended June 30, 1999 to $274,000 for the six-month period ended June 30, 2000 and is attributed to borrowing under the Company's credit facility and greater leasing activity utilized in the new centralized distribution facilities. Non-cash interest expense totaled $616,000 for the six-month period ended June 30, 2000 and consists of additional interest expense attributed to warrants issued in connection with the term note and the credit facility. The warrant expense related to the credit facility will continue to be recognized over the three-year term of the credit facility. No non-cash interest expense was incurred during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased from $8,969,000 in the first six months of 1999 to $10,628,000 in the first six months of 2000. As of June 30, 2000, the Company had $61,942,000 in cash and cash equivalents and $1,288,000 in restricted cash. The Company uses its working capital to fund ongoing operations, marketing programs, geographic expansion and to further develop its products and services.

     On June 30, 2000, the Company issued preferred securities and warrants under the terms of a purchase agreement, dated April 14, 2000, (the "Purchase Agreement.") with Koninklijke Ahold N.V. ("Ahold"). Pursuant to the terms of the Purchase

Agreement, the Company agreed to sell 726,371 shares of the Company's series B convertible redeemable preferred stock, par value $.01 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $72,637,024, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible into 19,369,873 shares of common stock, which represents approximately 51% of the Company's common stock outstanding as of June 30, 2000. The Series B Preferred Stock has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends. The Series B Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum. The Warrants have an exercise price of $3.75, subject to adjustment, and are immediately exercisable.

     On April 14, 2000, simultaneous with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003, with interest from the date of borrowing at the higher of (i) the rate, which is 1/2 of 1% in excess of the Federal Funds Rate; and (ii), the Prime Lending Rate, plus a 2% base rate margin. Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment. There are no outstanding borrowings under the credit facility as of June 30, 2000.

     If Ahold exercises any of its warrants prior to April 2003, the credit facility will be reduced dollar-for-dollar for the exercise price received. Total warrants issued to Ahold, if exercised, would represent approximately 24% of the common stock outstanding as of June 30, 2000.

     The Company believes that the recent equity investment by Ahold provides the Company with adequate capital resources for the foreseeable future.

     The Company believes that inflation has not had a material effect on its operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on its financial position, liquidity, or results of operations.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, which is effective no later than the fourth fiscal quarter of fiscal 2000. The Company does not expect the adoption of this accounting pronouncement to have a significant impact on its results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of June 30, 2000. The Company has a $20,000,000 credit facility with interest from the date of borrowing at the higher of (i) the rate, which is 1/2 of 1% in excess of the Federal Funds Rate; and (ii), the Prime Lending Rate, plus a 2% base rate margin. No such borrowings existed at June 30, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LITIGATION

     On March 16, 2000, the Company issued a press release announcing that its CEO and President (Mr. Malloy) was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. Subsequently, seven substantially identical cases were filed in federal district court in Chicago on various dates between March 17, 2000 and May 10, 2000. In each case, Peapod and two individual defendants (both of whom are officers of Peapod) have been sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The seven cases were consolidated on June 1 2000. The consolidated complaint alleges that Peapod misrepresented or failed to disclose certain facts relating to the Company's liquidity, cash resources, and cash needs. The consolidated complaint is brought on behalf of a purported class of purchasers of Peapod's common stock during the period from November 8, 1999 to and including March 16, 2000, and seeks to recover damages in an unspecified amount. Although the Company intends to vigorously defend against this complaint, there can be no assurances that the outcome of these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 30, 2000. The following are the items that were voted thereon by holders of common stock and the voting results thereof:

1.   Four Class III Directors were elected:

                                                                      BROKER
     NOMINEE                   FOR                  WITHHOLD          NON-VOTES
     -------                   ---                  --------          ---------
     Trygve E. Myhren          16,968,917           117,971             - 0 -
     Robert S. Goodale         16,967,707           119,181             - 0 -
     Drayton McLane            16,966,029           120,859             - 0 -
     William J. Grize          16,970,102           116,786             - 0 -

2. The transaction with Ahold and the issuance of the Preferred Stock and Warrants were approved:

                                                                      BROKER
     FOR                       AGAINST              ABSTAIN           NON-VOTES
     ---                       -------              -------           ---------
     12,868,930                 61,158               48,358           4,108,442

3.   Amendment No. 2 to the Restated Certificate of Incorporation was approved:

                                                                      BROKER
     FOR                       AGAINST              ABSTAIN           NON-VOTES
     ---                       -------              -------           ---------
     12,775,558                138,840               64,048           4,108,442

4. Amendment No. 3 to the Restated Certificate of Incorporation was not approved:

                                                                      BROKER
     FOR                       AGAINST              ABSTAIN           NON-VOTES
     ---                       -------              -------           ---------
     12,827,998                 85,239               65,209           4,108,442

5.   The Year 2000 Long Term Incentive Plan was approved:

                                                                      BROKER
     FOR                       AGAINST              ABSTAIN           NON-VOTES
     ---                       -------              -------           ---------
     12,642,196                261,706               74,544           4,108,442

6. The ratification of KPMG LLP as the independent auditors of Peapod, Inc. was approved:

                                                                      BROKER
     FOR                       AGAINST              ABSTAIN           NON-VOTES
     ---                       -------              -------           ---------
     16,999,570                 47,499               39,819             - 0 -

ITEM 5. OTHER INFORMATION

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

     Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expressions, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Factors that would cause actual results to differ materially from Peapod's current expectations include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with Ahold and the with the Company's retail partners and interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies, including effectively implementing both a centralized fulfillment distribution model and a fast-pick center model; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

     The date of the Company's 2001 annual meeting of stockholders has changed by more than 30 days from last year's annual meeting of stockholders. As a result, in order to be considered for inclusion in the Company's proxy materials for the 2001 annual meeting of stockholders, any stockholder proposal must be addressed to Peapod, Inc., 9933 Woods Drive, Skokie, Illinois 60077, Attention:
Secretary, and must be received by no later than February 2, 2001. The Company's by-laws set forth additional requirements and procedures regarding the submission by stockholders of matters for consideration at an annual meeting of stockholders. A stockholder proposal or nomination intended to be brought before the 2001 annual meeting must be received by the Secretary in writing on or before March 2, 2001. A nomination or proposal that does not comply with such requirements and procedures will be disregarded.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS - The following exhibits are filed herewith or are incorporated herein:

     Exhibit
     No.               Description
     ---               -----------
     27                Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     On April 28, 2000, the Company filed a Form 8-K announcing that the Company had entered into the Purchase Agreement. Under the Purchase Agreement, subject to certain conditions, including stockholder approval of the transaction, the Company agreed to issue and sell to Ahold, and Ahold agreed to purchase from the Company, for an aggregate purchase price of $72,637,024 (the "Purchase Price"), 726,371 shares (the "Shares") of the Company's series B convertible redeemable preferred stock, par value $.01 per share, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. On June 30, 2000, the Company's stockholders approved the transaction and the Company issued the Shares and Warrants to Ahold in exchange for payment of the Purchase Price.

     On May 12, 2000, the Company filed a Form 8-K announcing that Marc van Gelder accepted an offer of employment with the Company as its President and Chief Executive Officer. The principal terms of Mr. van Gelder's employment were outlined in the Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Peapod, Inc.
                                         ------------
                                         (Registrant)

August 14, 2000                          /s/ Dan Rabinowitz
                                         ---------------------------------------
                                         Dan Rabinowitz
                                         Chief Financial Officer