Form 10-Q
period 2000-09-30
PEAPOD INC
filed 2000-11-14
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, $0.01 par value ("Common Stock") as of November 10, 2000 was 17,969,504.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  PEAPOD, INC.

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         PRO FORMA
                                                                       SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             2000             1999
                                                                       ------------     ------------     ------------
                           ASSETS                                       (UNAUDITED)      (UNAUDITED)
Current assets:
    Cash and cash equivalents .....................................    $     33,284     $     33,284     $      3,343
    Marketable securities .........................................              --               --            4,704
    Receivables, net of bad debt allowance of $268 and
      $232 as of September 30, 2000 and December 31, 1999 .........           1,580            1,580            1,478
    Merchandise inventory .........................................           1,349            1,349              458
    Prepaid expenses ..............................................           1,120            1,120              473
    Other current assets ..........................................           3,231            3,231              535
                                                                       ------------     ------------     ------------
        Total current assets ......................................          40,564           40,564           10,991
Property and equipment:
    Computer equipment and software ...............................          15,714           15,714            6,737
    Service equipment and other ...................................           3,778            3,778            2,857
     Leasehold improvements .......................................           5,266            5,266            1,332
                                                                       ------------     ------------     ------------
Property and equipment, at cost ...................................          24,758           24,758           10,926
    Accumulated depreciation ......................................          (6,547)          (6,547)          (4,290)
                                                                       ------------     ------------     ------------
Net property and equipment ........................................          18,211           18,211            6,636
Restricted cash ...................................................           1,240            1,240            1,588
Non-current marketable securities .................................              --               --            1,565
Goodwill and other intangibles ....................................           5,884            5,884               --
Other non-current assets ..........................................           2,595            2,595               --
                                                                       ------------     ------------     ------------
        Total assets ..............................................    $     68,494     $     68,494     $     20,780
                                                                       ============     ============     ============
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ..............................................    $      4,366     $      4,366     $      6,147
    Accrued compensation ..........................................           1,658            1,658              497
    Other accrued liabilities .....................................           7,388            7,388            1,897
    Current deferred revenue ......................................             258              258              615
    Current obligations under capital lease .......................             617              617              690
                                                                       ------------     ------------     ------------
        Total current liabilities .................................          14,287           14,287            9,846
Deferred revenue ..................................................              --               --               95
Obligations under capital lease, less current portion .............           6,916            6,916            1,129
                                                                       ------------     ------------     ------------
        Total liabilities .........................................          21,203           21,203           11,070
Redeemable preferred stock, $.01 par value; authorized
  10,000,000 shares; 726,371 shares of series B convertible
  redeemable preferred stock issued at September 30, 2000;
  no shares issued on a pro forma basis ...........................          64,684                                --
Stockholders' equity (deficit):
    Preferred stock, $.01 par value; authorized 10,000,000
       shares; 726,371 shares of series C convertible
       preferred stock issued at September 30, 2000 on a
       pro forma basis ............................................                           64,684               --
    Common stock, $.01 par value, 100,000,000 shares
       authorized, 18,411,356 and 18,320,578 shares issued
       at September 30, 2000 and December 31, 1999 ................             184              184              183
    Additional paid-in capital ....................................         134,399          134,399           71,698
    Note receivable from officer ..................................              --               --           (2,369)
    Accumulated other comprehensive income -
        Unrealized holding loss on available-for-sale securities ..              --               --             (118)
    Accumulated deficit ...........................................        (150,103)        (150,103)         (58,513)
    Treasury stock, at cost, 453,640 and 141,749 common
      shares at September 30, 2000 and December 31, 1999 ..........          (1,873)          (1,873)          (1,171)
                                                                       ------------     ------------     ------------
         Total stockholders' equity (deficit) .....................         (17,393)          47,291            9,710
                                                                       ------------     ------------     ------------
         Total liabilities and stockholders' equity (deficit) .....    $     68,494     $     68,494     $     20,780
                                                                       ============     ============     ============

                 See accompanying notes to financial statements.
     See footnote #10 regarding pro forma September 30, 2000 balance sheet.

                                  PEAPOD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------
                                                             2000               1999
                                                        --------------     --------------
Net sales ..........................................    $       21,794     $       16,493
Cost of sales ......................................            17,293             12,241
                                                        --------------     --------------
Gross profit .......................................             4,501              4,252

Operating expenses:
    Fulfillment operations .........................             7,919              5,571
    General and administrative .....................             2,768              2,155
    Marketing and selling ..........................             1,429              1,665
    System development and maintenance .............             1,490                916
    Depreciation and amortization ..................               942                525
    Pre-opening costs ..............................                --                188
    Nonrecurring expenses ..........................                --              2,830
                                                        --------------     --------------
        Total operating expenses ...................            14,548             13,850
                                                        --------------     --------------

Operating loss .....................................           (10,047)            (9,598)
Other income (expense):
    Investment income ..............................               776                288
    Interest expense ...............................               (94)               (42)
    Non-cash interest expense ......................              (431)                --
                                                        --------------     --------------
Net loss ...........................................            (9,796)            (9,352)

Preferred stock dividend and accretion .............            (1,710)                --

                                                        --------------     --------------
Net loss available to common stockholders ..........    $      (11,506)    $       (9,352)
                                                        ==============     ==============

Net loss per share available to common stockholders:
    Basic and diluted ..............................    $        (0.64)    $        (0.53)

Shares used to compute net loss per share:
    Basic and diluted ..............................        17,957,148         17,498,863

                 See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------
                                                             2000               1999
                                                        --------------     --------------
Net sales ..........................................    $       69,440     $       51,574
Cost of sales ......................................            54,082             39,510
                                                        --------------     --------------
Gross profit .......................................            15,358             12,064

Operating expenses:
    Fulfillment operations .........................            23,835             15,460
    General and administrative .....................             7,769              5,407
    Marketing and selling ..........................             3,856              4,093
    System development and maintenance .............             4,148              2,426
    Depreciation and amortization ..................             2,343              1,603
    Pre-opening costs ..............................                --                828
    Nonrecurring expenses ..........................             5,608              2,830
                                                        --------------     --------------
        Total operating expenses ...................            47,559             32,647
                                                        --------------     --------------

Operating loss .....................................           (32,201)           (20,583)
Other income (expense):
    Investment income ..............................               689              1,352
    Interest expense ...............................              (368)              (115)
    Non-cash interest expense ......................            (1,047)                --
                                                        --------------     --------------
Net loss ...........................................           (32,927)           (19,346)

Non-cash deemed dividend on preferred stock ........           (56,953)                --
Preferred stock dividend and accretion .............            (1,710)                --

                                                        --------------     --------------
Net loss available to common stockholders ..........    $      (91,590)    $      (19,346)
                                                        ==============     ==============

Net loss per share available to common stockholders:
    Basic and diluted ..............................    $        (5.07)    $        (1.11)

Shares used to compute net loss per share:
    Basic and diluted ..............................        18,069,200         17,364,721

                 See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------
                                                                            2000               1999
                                                                       --------------     --------------
Net loss ..........................................................    $       (9,796)    $       (9,352)

Other comprehensive income:
   Unrealized holding gain (loss) on available-for-sale securities:
      Unrealized holding loss arising during the period ...........                --                 13
                                                                       --------------     --------------

Comprehensive loss ................................................    $       (9,796)    $       (9,339)
                                                                       ==============     ==============

                 See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------
                                                                            2000               1999
                                                                       --------------     --------------
Net loss ..........................................................    $      (32,927)    $      (19,346)

Other comprehensive income:
   Unrealized holding gain (loss) on available-for-sale securities:
      Unrealized holding loss arising during the period ...........                (1)              (333)
      Reclassification adjustment for losses realized during the
        period and included in net loss ...........................               119                 --
                                                                       --------------     --------------

Comprehensive loss ................................................    $      (32,809)    $      (19,679)
                                                                       ==============     ==============

                 See accompanying notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                 2000               1999
                                                                            --------------     --------------
Cash flows from operating activities:
   Net loss ............................................................    $      (32,927)    $      (19,346)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ....................................             2,343              1,603
      Non-cash interest expense ........................................             1,047                 --
      Forgiveness of debt of officer, net of treasury stock purchased ..             2,369                 --
      Stock issued for services rendered ...............................                --                146
      Loss on disposition of fixed assets ..............................                 2                 22
      Changes in operating assets and liabilities, net of
       operations acquired:
         (Increase) decrease in receivables, net .......................               (46)               887
         (Increase) decrease in merchandise inventory ..................              (162)              (268)
         (Increase) decrease in prepaid expenses .......................              (474)            (1,049)
         (Increase) decrease in other current assets ...................              (401)               247
         (Increase) decrease in restricted cash ........................               348                 --
         Increase (decrease) in accounts payable .......................            (1,782)               662
         Increase (decrease) in accrued compensation ...................             1,161                187
         Increase (decrease) in other accrued liabilities ..............             2,854               (592)
         Increase (decrease) in deferred revenue .......................              (452)              (488)
                                                                            --------------     --------------
             Net cash used in operating activities .....................           (26,120)           (17,989)

Cash flows from investing activities:
   Property and equipment purchased ....................................            (2,103)            (1,967)
   Purchases of marketable securities ..................................                --             (7,383)
   Payment for acquisition .............................................           (11,612)                --
   Sales of marketable securities ......................................             6,388             25,276
   Proceeds from sale of property and equipment ........................                --                 12
                                                                            --------------     --------------
             Net cash provided by (used in) investing activities .......            (7,327)            15,938
Cash flows from financing activities:
   Net proceeds from issuance of preferred stock and warrants ..........            64,428                 --
   Proceeds from issuance of stock upon exercise of options and
    employee stock purchase plan .......................................               391              2,105
   Stock purchased for treasury ........................................              (702)              (262)
   Payments on capital lease obligations ...............................              (729)              (584)
                                                                            --------------     --------------
             Net cash provided by financing activities .................            63,388              1,259
                                                                            --------------     --------------
Net increase in cash and cash equivalents ..............................            29,941               (792)

Cash and cash equivalents at beginning of period .......................             3,343              4,341
                                                                            --------------     --------------
Cash and cash equivalents at end of period .............................    $       33,284     $        3,549
                                                                            ==============     ==============

Supplemental disclosure of cash flow information:
   Interest paid .......................................................    $          361     $          236

Supplemental disclosures of non-cash investing and financing activity
(also see Note #8):
   Issuance of common stock for note ...................................                --              2,500
   Common stock issued for professional services .......................                --                140
   Options exercised by sale of stock to the Company ...................               702                262
   Equipment on capital leases .........................................               173              1,287
   Non-cash deferred financing costs related to issuance of warrants ...             5,357                 --
   Preferred stock dividend and accretion ..............................             1,710                 --

                 See accompanying notes to financial statements.

                                  PEAPOD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of September 30, 2000, and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

2. RECLASSIFICATIONS. Certain prior year balances have been reclassified to conform to the current year presentation.

3. TERMINATION OF EMPLOYMENT. The Company entered into a Separation Agreement with William Malloy dated March 15, 2000. Effective as of that date, Mr. Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated. Under the terms of the Separation Agreement, the Company paid Mr. Malloy's salary through April 30, 2000. The options to purchase 1,100,000 and 500,000 shares of the Company's common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated. The $2,500,000 loan, which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of Company common stock, was cancelled, and the purchase of common stock was rescinded and cancelled. The Company recognized a nonrecurring expense in the first quarter of $1,584,000 representing the difference between the balance of the Note Receivable From Officer and the fair market value of the 311,891 shares on the date the Separation Agreement was executed. Mr. Malloy returned those shares to the Company and they became treasury stock on April 24, 2000. Under the terms of the Separation Agreement, Mr. Malloy's Severance Agreement was terminated, except as to the Company's obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years. In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director. The terms of the Separation Agreement provide that Mr. Malloy continues to be subject to an agreement not to compete with the Company or to solicit its customers and employees for a year following the termination of his employment and not to disclose the Company's proprietary information. Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy's employment by the Company.

4. FINANCING AND CHANGE IN CONTROL. On June 30, 2000, the Company issued preferred securities and warrants under the terms of a purchase agreement, dated April 14, 2000, (the "Purchase Agreement.") with Koninklijke Ahold N.V. ("Ahold"). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell 726,371 shares of the Company's series B convertible redeemable preferred stock, par value $.01 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $72,637,024, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible into 19,369,873 shares of common stock, which represents approximately 51% of the Company's common stock outstanding as of June 30, 2000. The Series B Preferred Stock ranks senior to the common stock with respect to dividends and liquidation payments, and has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends. The Series B Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum. The Series B Preferred Stockholder is entitled to vote together with the holders of the common stock as a single class on all matters submitted for a vote of holders of common stock. The Series B Preferred Stock is redeemable for cash on the earlier of specified redemption events or April 14, 2008, at a price per share equal to the liquidation value ($72,637,024) plus all accrued and unpaid dividends. In the case of a redemption event only, the holder of the preferred stock has the option of not having the preferred stock redeemed in connection with such redemption event. The difference between the net issuance price and the redemption value of the redeemable preferred stock, assuming redemption on April 14, 2008, is being accreted over the eight-year period to redemption through charges to additional paid in capital. The Company may optionally redeem the outstanding shares of Series B Preferred Stock at any time after April 14, 2008 at a redemption price per share equal to 103% of the $100 liquidation preference for the Series B Preferred Stock, plus the amount of any accrued and unpaid dividends as of the date of the redemption. The Warrants have an exercise price of $3.75, subject to adjustment, and are immediately exercisable. The imputed value of the warrants was calculated to be $56,953,000 using the Black-Scholes Model and was recognized in the second quarter as a deemed dividend on the Series B Preferred Stock, increasing the net loss available to common stockholders. All of the outstanding shares of Series B Preferred Stock were exchanged on October 12, 2000 for shares of series C convertible preferred stock, par value $.01 per share (the "Series C Preferred Stock"). The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Registrant of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate in the Series C Preferred Stock beginning on June 30, 2008. See note 10.

     On April 14, 2000, simultaneous with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003. Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment and are immediately exercisable. The imputed value of the warrants was calculated to be $5,357,000 using the Black-Scholes Model and will be recognized as non-cash interest expense over the life of the credit facility (at September 30, 2000, $1,715,000 and $2,595,000 is recorded as other current assets and other non-current assets, respectively, and $1,047,000 was recognized as non-cash interest expense in the nine months ended September 30, 2000). There are no outstanding borrowings under the credit facility as of September 30, 2000.

     If Ahold exercises any of its warrants prior to April 2003, the credit facility will be reduced dollar-for-dollar for the exercise price received. Total warrants issued to Ahold, if exercised, would represent approximately 24% of the common stock outstanding as of September 30, 2000.

     As of September 30, 2000, no warrants have been exercised by Ahold.

5. RESTRICTED CASH. The Company's restricted cash represents certificates of deposit in support of the Company's letter of credit and for other purposes.

6. NONRECURRING EXPENSES. Nonrecurring expenses totaled $5,608,000 for the nine months ended September 30, 2000 and result from severance expenses of $1,850,000, which was incurred primarily in connection with Mr. Malloy's termination of employment - see Note 3; impaired asset write-offs of $1,496,000 related primarily to the decision to exit or abandon certain markets, including lease terminations and facility design costs and contract termination costs; expenses attributable to a failed financing transaction of $1,037,000 consisting primarily of legal, accounting and valuation costs; charges for the settlement of claims related to prior licensing obligations of $705,000, consisting primarily of additional programming costs; and other nonrecurring expenses. Nonrecurring expenses totaled $2,830,000 for the nine months ended September 30, 1999 and resulted primarily in connection with Mr. Malloy's employment in 1999.

7. LITIGATION. On March 16, 2000, the Company issued a press release announcing that its CEO and President (Mr. Malloy) was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. Subsequently, seven substantially identical cases were filed in federal district court in Chicago on various dates between March 17, 2000 and May 10, 2000. In each case, Peapod and two individual defendants (both of whom are officers of Peapod) were sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The seven cases were consolidated on June 1, 2000. The consolidated complaint alleged that Peapod misrepresented or failed to disclose certain facts relating to the Company's liquidity, cash resources, and cash needs. The consolidated complaint was brought on behalf of a purported class of purchasers of Peapod's common stock during the period from November 8, 1999 to and including March 16, 2000, and sought to recover damages in an unspecified amount. On August 29, 2000, the plaintiffs voluntarily dismissed their complaint without prejudice.

8. ACQUISITION OF STREAMLINE WAREHOUSES. On September 7, 2000, the Company acquired from Streamline.com, Inc. substantially all of the assets and product on hand of two warehouses, located in Lake Zurich, Illinois, and Gaithersburg, Maryland, for $11,612,000 in cash and the assumption of capital leases and other obligations in the amount of $6,659,000. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets and liabilities assumed based on their estimated fair values. The excess of cost over net tangible assets acquired has been allocated on a preliminary basis to customer lists and employee workforce (approximately $2.5 million) which will be amortized over two to three years, and to goodwill (approximately $3.4 million) which will be amortized over five years. The consolidated statements of operations reflect the results of operations of the warehouses since the effective date of acquisition.

     The following summary presents information concerning the purchase price allocation for the warehouse acquisitions.

          Tangible assets                                 $ 12,387,000
          Goodwill and other intangibles                     5,884,000
                                                          ------------
          Purchase price                                    18,271,000
          Less liabilities assumed                          (6,659,000)
                                                          ------------
          Payment for acquisitions                        $ 11,612,000
                                                          ============

     The following unaudited pro forma summary presents Peapod's results of operations as if the acquisition of the warehouses had occurred at the beginning of each period. This summary is provided for information purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisition been made at the beginning of each period, or results that may occur.

                                                               Nine Months Ended
                                                         -----------------------------
                                                         September 30,    September 30,
                                                             2000             1999
                                                         ------------     ------------
     Net sales                                           $ 81,183,000     $ 56,902,000
     Net loss available to common stockholders           (107,464,000)     (25,737,000)
     Net loss per share available to common stockholders        (5.95)           (1.48)

9. RELATED PARTY. In certain markets, the Company purchases groceries from 100% owned subsidiaries of Ahold. During 1999, all such purchases were made under existing arm's-length contracts. Beginning on July 1, 2000, purchases of groceries in these markets have transitioned to new terms negotiated in conjunction with the Purchase Agreement which are believed to be at arm's-length terms. Cost of goods sold for the three- and nine-month periods ended September 30, 2000 include $5,960,000 and $17,739,000, respectively, of groceries purchased from Ahold. At September 30, 2000, $1,545,000 was owed to Ahold and is reflected in Accounts Payable.

10. SUBSEQUENT EVENTS - PRO FORMA BALANCE SHEET. On October 12, 2000, the Company entered into an Exchange Agreement and First Amendment to Purchase Agreement (dated April 14, 2000) (the "Exchange Agreement") with Ahold. Under the Exchange Agreement, Ahold agreed to exchange the 726,371 shares of the Registrant's Series B Preferred Stock held by Ahold for 726,371 shares of the Registrant's Series C Preferred Stock. The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Registrant of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C Preferred Stock beginning on June 30, 2008. The pro forma balance sheet reflects the consummation of the exchange as if it occurred on September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of net sales:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                               ------------------      ------------------
                                                2000        1999        2000        1999
                                               ------      ------      ------      ------
     Net sales ............................       100%        100%        100%        100%
     Cost of sales ........................        79          74          78          77
                                               ------      ------      ------      ------
     Gross profit .........................        21          26          22          23

     Operating expenses:
         Fulfillment operations ...........        36          34          34          30
         General and administrative .......        13          13          11          10
         Marketing and selling ............         7          10           6           8
         System development and maintenance         7           6           6           5
         Depreciation and amortization ....         4           3           3           3
         Pre-opening costs ................        --           1          --           2
         Nonrecurring expenses ............        --          17           8           5
                                               ------      ------      ------      ------
             Total costs and expenses .....        67          84          68          63
                                               ------      ------      ------      ------
     Operating loss .......................       (46)        (58)        (46)        (40)

     Other income (expense):
         Investment income ................         4           2           1           3
         Interest expense .................         *           *          (1)          *
         Non-cash interest expense ........        (2)         --          (1)         --
                                               ------      ------      ------      ------
     Net loss .............................       (45)%       (57)%       (47)%       (38)%
                                               ======      ======      ======      ======

     * - Less than 1%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
--------------------------------------------------------------------------

     Net sales. Net sales, which are the sales of groceries and related products to customers, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services, increased by 32% from $16,493,000 in the quarter ended September 30, 1999 to $21,794,000 in the quarter ended September 30, 2000.

     Revenues from the sales of groceries increased 45% from $14,574,000 in the quarter ended September 30, 1999 to $21,080,000 in the quarter ended September 30, 2000. Orders increased 38% from 130,200 in the quarter ended September 30, 1999 to 179,200 in the quarter ended September 30, 2000, while average order size increased 5% to $118. Fees paid by customers and retail partners decreased from $1,488,000 in the quarter ended September 30, 1999 to $754,000 in the quarter ended September 30, 2000. This decrease is attributable to lower fees paid by retail supply partners and reduced customer fees, consistent with our centralized fulfillment strategy. Fees from consumer goods companies for interactive advertising, promotion and research were $431,000 in the quarter ended September 30, 1999. Because of a focus on completing financing transactions in 2000, the Company temporarily reduced its interactive advertising, promotion and research efforts. One contract was renegotiated at a lower fee, and accordingly a net $40,000 revenue reversal was recognized in the quarter ended September 30, 2000. Customers, measured as customers transacting within the last 12 months, and in the most recent period excluding customers in markets in which Peapod ceased operations, increased 28% from 92,900 at September 30, 1999 to 119,300 at September 30, 2000. On September 15, 2000, Peapod ceased operations in Columbus, OH and Houston, Dallas and Austin, TX, which represented 27,900 customers as of September 30, 1999.

     Cost of sales. Cost of sales is the cost of groceries and other products sold to customers. Cost of sales increased 41% from $12,241,000 in the quarter ended September 30, 1999 to $17,293,000 in the quarter ended September 30, 2000. The increase results from the 45% increase in grocery sales during the quarter, and was partially offset by improved product margins in centralized fulfillment centers.

     Fulfillment operations. Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders,
(ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 42% from $5,571,000 for the quarter ended September 30, 1999 to $7,919,000 for the quarter ended September 30, 2000. This increase is attributable to the increase in the direct costs of picking, packing and delivering as a result of the 38% increase in volume of orders, the higher fulfillment costs incurred while the Company builds scale in its centralized fulfillment centers and the two additional operations purchased during the quarter.

     On September 7, 2000, Peapod acquired Streamline.com, Inc.'s operations in Chicago and Washington, D.C. On September 15, 2000, the Company ceased operations in Columbus, OH and Houston, Dallas and Austin, TX. At September 30, 2000, the Company fulfilled customer orders from 11 fulfillment centers across six metropolitan markets covering 6,715,800 households. This compares to 22 fulfillment centers across eight metropolitan markets at September 30, 1999 covering 8,023,500 households.

     General and administrative. General and administrative expenses, which include corporate staff, accounting and human resource functions, and occupancy expenses, increased 28% from $2,155,000 in the quarter ended September 30, 1999 to $2,768,000 in the quarter ended September 30, 2000. The increase is primarily attributable to an increase in compensation-related expenses as the Company's corporate structure has expanded within the areas of executive management and operations planning.

     Marketing and selling. Marketing and selling expenses include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services. The Company expenses all such costs as incurred. Marketing and selling expenses decreased by 14% from $1,665,000 for the quarter ended September 30, 1999 to $1,429,000 for the quarter ended September 30, 2000. This decrease is primarily attributable to the Company's decision to scale back marketing during the summer transitioning period while focusing on developing new branding and marketing strategies incorporating the Company's new partner, Ahold.

     System development and maintenance. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 63% from $916,000 for the quarter ended September 30, 1999 to $1,490,000 for the quarter ended September 30, 2000. The increase is attributable to compensation expenses and outside services for additional resources to support the Company's new warehouse management system implementation, to develop and support the Company's website technology, and for additional resources to support the Company's 24/7 centralized distribution center operations.

     Depreciation and amortization. Depreciation and amortization increased 79% from $525,000 for the quarter ended September 30, 1999 to $942,000 for the quarter ended September 30, 2000. This increase primarily results from equipment and leasehold improvements in centralized distribution centers opened in 1999, and the recent purchase of Streamline.com, Inc. operations in Chicago, IL and Washington, D.C.

     Pre-opening costs. Pre-opening expenses includes costs incurred prior to a centralized fulfillment center becoming operational, and certain one-time expenditures to support these initiatives. These costs include building and equipment lease expense, utilities, supplies, permits, licenses and staffing-related expenses in advance of operational opening. During the quarter ended September 30, 1999, pre-opening costs of $188,000 were incurred related to a centralized distribution center opened in 1999. No such costs were incurred in the quarter ended September 30, 2000.

     Nonrecurring expenses. Nonrecurring expenses totaled $2,830,000 for the quarter ended September 30, 1999 and is attributable to the employment of Mr. Malloy in September 1999. No nonrecurring expenses were incurred in the quarter ended September 30, 2000.

     Other income (expense). Other income (expense) includes interest paid on capital leases, interest on borrowings and credit facilities, and investment income and expense. Investment income for the quarter ended September 30, 1999 was $288,000 compared to investment income of $776,000 for the quarter ended September 30, 2000 due principally to increased invested principal during the period. Interest expense increased from $42,000 for the quarter ended September 30, 1999 to $94,000 in the quarter ended September 30, 2000 and is attributed to increased leasing activity during the period. Non-cash interest expense totaled $431,000 for the quarter ended September 30, 2000 and consists of additional interest expense attributed to warrants issued in connection with the term note and the credit facility. The warrant expense related to the credit facility will continue to be recognized over the three-year term of the credit facility. Future amortization expense is expected to be $431,000 per quarter through April 2003. No non-cash interest expense was incurred during the same period last year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
-------------------------------------------------------------------------

     Net sales. Net sales increased by 35% from $51,574,000 for the nine-month period ended September 30, 1999 to $69,440,000 for the nine-month period ended September 30, 2000.

     Revenues from the sales of groceries and related products increased 44% from $45,103,000 for the nine-month period ended September 30, 1999 to $65,100,000 for the nine-month period ended September 30, 2000. Orders increased 44% from 393,600 for the nine-month period ended September 30, 1999 to 568,500 for the nine-month period ended September 30, 2000 while average order size remained unchanged. Fees paid by customers and retail partners decreased from $5,470,000 for the nine-month period ended September 30, 1999 to $4,125,000 for the nine-month period ended September 30, 2000. This decrease is attributable to lower fees paid by retail supply partners and reduced customer fees, consistent with our centralized fulfillment center strategy. Fees from consumer goods companies for interactive advertising, promotion and research decreased from $1,001,000 for the nine-month period ended September 30, 1999 to $215,000 for the nine-month period ended September 30, 2000, as the Company reduced interactive marketing, promotions and research efforts during the first nine months of the year.

     Cost of sales. Cost of sales increased 37% from $39,510,000 for the nine-month period ended September 30, 1999 to $54,082,000 for the nine-month period ended September 30, 2000. The increase results from the 44% increase in grocery sales during the period and was partially offset by improved product margins in centralized fulfillment centers.

     Fulfillment operations. Fulfillment operations expenses increased 54% from $15,460,000 for the nine-month period ended September 30, 1999 to $23,835,000 for the nine-month period ended September 30, 2000. This increase is attributable to the increase in the direct costs of picking, packing and delivering given the 44% increase in volume of orders; higher fulfillment costs incurred while the Company builds scale in its centralized fulfillment centers; and the recent addition of two centralized fulfillment operations in Chicago, IL and Washington, D.C.

     General and administrative. General and administrative expenses increased 44% from $5,407,000 for the nine-month period ended September 30, 1999 to $7,769,000 for the nine-month period ended September 30, 2000. The increase is primarily attributable to an increase in compensation-related expenses as the Company's corporate structure has expanded within the areas of executive management.

     Marketing and selling. Marketing and selling expenses decreased 6% from $4,093,000 for the nine-month period ended September 30, 1999 to $3,856,000 for the nine-month period ended September 30, 2000 due to a focus by management during the second and third quarters of 2000 on developing new branding and marketing strategies incorporating the Company's new partner, Ahold. The Company expenses all such costs as incurred.

     System development and maintenance. System development and maintenance expenses increased 71% from $2,426,000 for the nine-month period ended September 30,1999 to $4,148,000 for the nine-month period ended September 30, 2000. The increase is attributable to compensation expenses and outside services for additional resources to support the Company's new warehouse management system implementation, to develop and support the Company's website technology, and for additional resources to support the Company's 24/7 centralized distribution center operations.

     Depreciation and amortization. Depreciation and amortization increased 46% from $1,603,000 for the nine-month period ended September 30, 1999 to $2,343,000 for the nine-month period ended September 30, 2000. This increase primarily results from equipment and leasehold improvements in centralized distribution centers opened in 1999, and the recent addition of two centralized fulfillment operations in Chicago, IL and Washington, D.C.

     Pre-opening Expense. During the nine months ended September 30, 1999, pre-opening costs of $828,000 were incurred related to centralized distribution centers opened in the first and second quarters of 1999. No such costs were incurred in the nine-month period ended September 30, 2000.

     Non-recurring Expenses. Nonrecurring expenses totaled $5,608,000 for the nine months ended September 30, 2000 and result from severance expenses of $1,850,000, which was incurred primarily in connection with Mr. Malloy's termination of employment - see Note 3; impaired asset write-offs of $1,496,000 related primarily to the decision to exit or abandon certain markets, including lease terminations and facility design costs and contract termination costs; expenses attributable to a failed financing transaction of $1,037,000 consisting primarily of legal, accounting and valuation costs; charges for the settlement of claims related to prior licensing obligations of $705,000, consisting primarily of additional programming costs; and other nonrecurring expenses. Nonrecurring expenses totaled $2,830,000 for the nine months ended September 30, 1999 and resulted primarily in connection with Mr. Malloy's employment in 1999.

     Other income (expense). Investment income decreased from $1,352,000 for the nine-month period ended September 30, 1999 to $689,000 for the nine-month period ended September 30, 2000 due to reduced invested principal during the first six months of 2000 as the Company sought additional financing. Interest expense increased from $115,000 for the nine-month period ended September 30, 1999 to $368,000 for the nine-month period ended September 30, 2000 and is attributed to borrowing under the Company's credit facility and leasing activity utilized in the new centralized distribution facilities. Non-cash interest expense totaled $1,047,000 for the nine-month period ended September 30, 2000 and consists of additional interest expense attributed to warrants issued in connection with the term note and the credit facility. The warrant expense related to the credit facility will continue to be recognized over the three-year term of the credit facility. No non-cash interest expense was incurred during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities increased from $17,989,000 in the first nine months of 1999 to $26,120,000 in the first nine months of 2000. As of September 30, 2000, the Company had $33,284,000 in cash and cash equivalents and $1,240,000 in restricted cash. On September 7, 2000, the Company purchased
Streamline.com, Inc.'s operations in Chicago, IL and Washington, D.C. for $11,612,000 in cash plus assumption of obligations of $6,659,000. The Company uses its working capital to fund ongoing operations, marketing programs, geographic expansion and to further develop its products and services.

     On June 30, 2000, the Company issued preferred securities and warrants under the terms of a purchase agreement, dated April 14, 2000, (the "Purchase Agreement.") with Koninklijke Ahold N.V. ("Ahold"). Pursuant to the terms of the

Purchase Agreement, the Company agreed to sell 726,371 shares of the Company's series B convertible redeemable preferred stock, par value $.01 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $72,637,024, and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock. The Series B Preferred Stock is initially convertible into 19,369,873 shares of common stock, which represents approximately 51% of the Company's common stock outstanding as of June 30, 2000. The Series B Preferred Stock has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends. The Series B Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum. The Warrants have an exercise price of $3.75, subject to adjustment, and are immediately exercisable. On October 12, 2000, the Company entered into an Exchange Agreement and First Amendment to Purchase Agreement (dated April 14, 2000) (the "Exchange Agreement") with Ahold. Under the Exchange Agreement, Ahold agreed to exchange the 726,371 shares of the Registrant's Series B Preferred Stock held by Ahold for 726,371 shares of the Registrant's Series C Preferred Stock. The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Registrant of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C Preferred Stock beginning on June 30, 2008. The pro forma balance sheet reflects the consummation of the exchange as if it occurred on September 30, 2000.

     On October 24, 2000, Ahold waived their right to receive payment on September 30, 2000 of any accumulated and unpaid dividends on the Series B
Preferred Stock that would otherwise be due and payable on September 30, 2000, which amount as of that date was $1,453,000, provided that such dividends shall accumulate and be compounded in accordance with the terms of the Certificate of Designation and that Ahold will have the right at any time to demand payment of the unpaid dividend.

     On April 14, 2000, simultaneous with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003, with interest from the date of borrowing at the higher of (i) the rate, which is 1/2 of 1% in excess of the Federal Funds Rate; and (ii), the Prime Lending Rate, plus a 2% base rate margin. Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment, and are immediately exercisable. There are no outstanding borrowings under the credit facility as of September 30, 2000. If Ahold exercises any of its warrants prior to April 2003, the credit facility will be reduced dollar-for-dollar for the exercise price received. Total warrants issued to Ahold, if exercised, would represent approximately 24% of the common stock outstanding as of September 30, 2000. As of September 30, 2000, no warrants have been exercised by Ahold.

     The Company believes that current cash together with availability under the credit facility with Ahold should provide the Company with adequate capital resources for the foreseeable future.

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

     Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000. FIN No. 44 establishes accounting and reporting standards for transactions involving stock compensation. FIN No. 44 has not had a significant impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, which is effective no later than the fourth quarter of fiscal 2000. The Company does not expect the adoption of this accounting pronouncement to have a significant impact on its results of operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of September 30, 2000. The Company has a $20,000,000 credit facility with interest from the date of borrowing at the higher of (i) the rate, which is 1/2 of 1% in excess of the Federal Funds Rate; and (ii), the Prime Lending Rate, plus a 2% base rate margin. No such borrowings existed at September 30, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LITIGATION

     On March 16, 2000, the Company issued a press release announcing that its CEO and President (Mr. Malloy) was departing due to health reasons, and as a result, a previously announced $120 million financing had been terminated. Subsequently, seven substantially identical cases were filed in federal district court in Chicago on various dates between March 17, 2000 and May 10, 2000. In each case, Peapod and two individual defendants (both of whom are officers of Peapod) were sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The seven cases were consolidated on June 1, 2000. The consolidated complaint alleged that Peapod misrepresented or failed to disclose certain facts relating to the Company's liquidity, cash resources, and cash needs. The consolidated complaints were brought on behalf of a purported class of purchasers of Peapod's common stock during the period from November 8, 1999 to and including March 16, 2000, and sought to recover damages in an unspecified amount. On August 29, 2000, the plaintiffs voluntarily dismissed their complaint without prejudice.

ITEM 5.   OTHER INFORMATION

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

     Certain statements in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" or other similar expressions, constitute "forward-looking statements" under The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other portions of this report. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Factors that would cause actual results to differ materially from Peapod's current expectations include, among other things: (1) the developing nature of the markets for the Company's services and the rapid technological change relating thereto; (2) the Company's relationship with Ahold and with the Company's retail partners and interactive marketing services and research customers; (3) the Company's ability to execute its growth strategies, including effectively implementing both a centralized fulfillment distribution model and a fast-pick center model; (4) the extent to which the Company is able to attract and retain key personnel; (5) competition; (6) general economic conditions; (7) regulations; and (8) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS - The following exhibits are filed herewith or are incorporated herein:

     Exhibit
       No.         Description
     -------       -----------
       27          Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     On September 12, 2000 the Company filed a Form 8-K announcing that on September 7, 2000, the Company issued a press release announcing its acquisition of Streamline.com, Inc.'s operations in Chicago and Washington, D.C. and the Company's intention to exit from the Texas and Ohio markets.

     On October 18, 2000 the Company filed a Form 8-K announcing that on October 12, 2000, the Company entered into the Exchange Agreement with Ahold. Under the Exchange Agreement, Ahold agreed to exchange 726,371 shares of the Registrant's Series B Preferred Stock held by Ahold for 726,371 shares of the Registrant's Series C Preferred Stock. The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Registrant of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C Preferred Stock beginning on June 30, 2008.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Peapod, Inc.
                                        -------------
                                        (Registrant)

November 14, 2000                       /s/ Dan Rabinowitz
                                        ---------------------
                                        Dan Rabinowitz
                                        Chief Financial Officer