Form 10-Q/A
period 2000-09-30
PEAPOD INC
filed 2001-01-12
CIK 1036992

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

                        Commission file number 0-22557


                                 PEAPOD, INC.
            (Exact name of Registrant as specified in its charter)


                Delaware                                36-4118175
      (State or other jurisdiction                     (IRS Employer
   of Incorporation or Organization)                Idenification No.)


                               9933 Woods Drive
                            Skokie, Illinois  60077
              (Address of principal executive offices)(ZIP Code)
                Registrant's Telephone Number:  (847) 583-9400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X          No  ____
                             ------

     The number of shares outstanding of the registrant's common stock, $0.01 par value, as of November 10, 2000 was 17,969,504.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are filed herewith or are incorporated herein:

     Exhibit No.    Description
     -----------    -----------

        *4.1        Amended and Restated Stockholders Rights Agreement
        +27         Financial Data Schedule

     ____________________
     *Filed herewith
     +Filed with the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

(b) On September 12, 2000 the Company filed a Form 8-K announcing that on September 7, 2000, the Company issued a press release announcing it's acquisition of Streamline.com, Inc.'s operations in Chicago and Washington, D.C. and the Company's intention to exit from the Texas and Ohio markets.

     On October 18, 2000 the Company filed a Form 8-K announcing that on October 12, 2000, the Company entered into the Exchange Agreement with Ahold.
     Under the Exchange Agreement, Ahold agreed to exchange 726,371 shares of the Registrant's Series B Preferred Stock held by Ahold for 726,371 shares of the Registrant's Series C Preferred Stock. The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Registrant of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C. Preferred Stock beginning on June 30, 2008.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PEAPOD, INC.


January 12, 2001              /s/ Dan Rabinowitz
                              ------------------
                              Dan Rabinowitz
                              Chief Financial Officer