Form 10-K
period 2000-12-31
PEAPOD INC
filed 2001-04-02
CIK 1036992

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31,
                   2000                           COMMISSION FILE NUMBER 0-22557

                            ------------------------

                                  PEAPOD, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                   36-4118175
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by non-affiliates as of March 26, 2001: $14,473,266 based on a closing price of $1.25 of the registrant's common stock on the Nasdaq National Market. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    The number of shares outstanding of the registrant's common stock as of March 26, 2001 was 17,989,525.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed on or before April 30, 2001) are incorporated by reference into Part III, as indicated herein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  PEAPOD, INC.
                         FORM 10-K ANNUAL REPORT--2000
                               TABLE OF CONTENTS

CAUTIONARY STATEMENTS..........................................................    1

PART I.........................................................................    1
         Item 1.   Business....................................................    1
         Item 2.   Properties..................................................    9
         Item 3.   Legal Proceedings...........................................    9
         Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II........................................................................   10
         Item 5.   Market for the Registrant's Common Equity and Related
                     Stockholder Matters.......................................   10
         Item 6.   Selected Financial Data.....................................   11
         Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   12
         Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...   27
         Item 8.   Financial Statements and Supplementary Data.................   27

PART III.......................................................................   48
         Item 10.  Directors and Executive Officers of the Registrant..........   48
         Item 11.  Executive Compensation......................................   50
         Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management................................................   50
         Item 13.  Certain Relationships and Related Transactions..............   50

PART IV........................................................................   50
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K..................................................   50

SIGNATURES.....................................................................   57

CAUTIONARY STATEMENTS

    This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company, including statements related to the timing and amount of the Company's capital expenditures and financing needs, expected changes in the Company's future operating expenses, the Company's competitive strengths and market position, the Company's business strategy, markets for the Company's products, the timing and amount of capital expenditures, general trends and trends in the Company's operations or financial results, the Company's sufficiency of capital resources and ability to obtain financing and the Company's future prospects and profitability. In addition, when used in this report, the words "likely," "will," "suggests," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Forward-looking statements contained in this report reflect the judgement of the company as of the date of this report with respect to future events, the outcome of which are subject to certain risks, including the factors described in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Peapod-Registered Trademark- is one of America's leading Internet grocers and a provider of targeted media and research services. Peapod's "SMART SHOPPING FOR BUSY PEOPLE-REGISTERED TRADEMARK-" solution provides consumers with time savings and convenience through a user-friendly, highly functional virtual supermarket, personalized shopping and delivery services, and responsive telephonic and e-mail support. Peapod provides consumer goods companies with a forum for targeted interactive advertising, high-impact electronic couponing and extensive product research by linking together customers from multiple markets into a national online network and collecting substantial data regarding customers' purchase intentions, purchasing behavior and demographics.

    From its founding in 1989 until 1998, the Company serviced consumers exclusively in partnership with traditional grocery retailers by fulfilling orders through the retail partners' physical stores. In 1997, the Company determined that, in order to satisfy increasing consumer demand and to ensure high quality service, it would shift to a dedicated fulfillment model. In
April 2000, international food provider Koninklijke Ahold N.V. ("Ahold"), based in Zandaam, The Netherlands, purchased a majority stake in Peapod and currently owns approximately 57 percent of the outstanding voting securities of the Company. In strategic partnership with Ahold, Peapod is pursuing a "clicks and bricks" business strategy in which the Company works closely with Ahold USA supermarket companies to bring Peapod's online shopping and delivery service to metropolitan areas where Ahold USA supermarket companies are well established.

    This strategic relationship includes a supply and services agreement with Ahold that enables Peapod to leverage Ahold's purchasing power to procure goods at a lower cost than would be possible without the relationship. In addition, it offers opportunities to leverage the brand equity of the local

Ahold supermarket through co-branding and co-marketing with Peapod's online shopping and delivery service.

    The focused business strategy Peapod is pursuing with Ahold led the Company to enter two new markets (Southern Connecticut and Washington, D.C.) in 2000 in partnership with Ahold retailers, and to exit four markets in late 2000 (Columbus, Ohio, and Houston, Austin and Dallas, Texas) and one market in early 2001 (San Francisco) where it could not capitalize on the advantages of the Ahold relationship. In addition, exiting the Texas and Ohio markets completed the Company's transition to its dedicated fulfillment model. This model is key to the Company's business strategy and is employed today in every market in which the Company operates. This model has two formats: free-standing centers for larger markets and smaller, "fast-pick" centers adjacent to the stores of Ahold retail partners for smaller markets.

    At the same time it exited the four markets in late 2000, Peapod purchased the operations of Streamline.com, Inc. ("Streamline") in two markets: Chicago and Washington, D.C. Peapod acquired two free-standing, state-of-the-art fulfillment centers, as well as the employees and customer bases of Streamline. This enabled the Company to enter the Washington, D.C. market sooner than anticipated and to add capacity in the Chicago market.

    Presently, Peapod works closely with Ahold USA supermarket companies in four markets. In Boston, Long Island and Southern Connecticut, the Ahold retail partner is The Stop & Shop Supermarket Company. In the Washington, D.C., metropolitan area, the Ahold retail partner is Giant Food Inc. In Peapod's fifth market, Chicago, Ahold does not have a supermarket presence; however, supply and service arrangements enable Peapod to procure certain dry goods and health and beauty aids from Ahold-owned Tops Market warehouses in Cleveland.

    Peapod's technology is central to its business model, and integrates proprietary and commercial systems in a manner specifically tailored to the consumer direct business. Peapod's sophisticated Website enables its customers to shop at home or at work in a personalized manner with the benefit of more extensive product and price information than is otherwise practically available. In addition, Peapod's systems efficiently link its product database and merchandising systems, providing dynamic pricing and promotional information to its customers. Peapod has designed its fulfillment management and transportation applications on the basis of many years of picking, packing and delivering grocery orders to incorporate operating methods that are cost-efficient and ensure high quality.

    The Company believes that its proprietary technology and operating experience provide it several competitive advantages. Peapod's technology integrates the complex requirements of online shopping, grocery merchandising and fulfillment of high-volume, multi-temperature, custom-picked orders. The Company's technology and operating processes for picking, packing, routing (using its proprietary SmartMile-TM- software) and delivering products, as well as its customer support capabilities, have been refined over its years of experience to be efficient and ensure high levels of customer service. The Company's Website and merchandise offerings reflect extensive and continuous learning regarding the preferences, habits and decision-making processes of online grocery consumers.

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

    As of December 31, 2000, Peapod had 124,400 customers and offered its Internet grocery service in six metropolitan markets: Chicago, Illinois; San Francisco/San Jose, California; Boston, Massachusetts; Washington, D.C.; Long Island, New York; and Southern Connecticut. In March 2001, the Company exited the San Francisco/San Jose market, which accounted for 13,100 customers as of December 31, 2000.

    Peapod was incorporated in December 1996 in the State of Delaware and is a successor to a business originally founded in 1989. The Company's principal corporate offices are located in Skokie, Illinois, a suburb of Chicago. Peapod completed its initial public offering in June 1997 and its common stock is listed on the Nasdaq National Market under the symbol "PPOD".

STRATEGIC BUSINESS INITIATIVES

    Peapod's business strategy is centered on several initiatives designed to grow the Company's business.

    OPTIMIZE THE MODEL FOR FULFILLMENT SERVICES. The Company has re-engineered its product distribution and order fulfillment model in order to reduce costs, improve quality and enhance volume scalability. The Company has developed warehousing and yield management (SmartMile) routing technologies, and associated operating processes, designed to increase the efficiency of Peapod's order fulfillment. Peapod will continue to pursue enhancements to its model aimed at reducing fulfillment costs while preserving service quality as its order volume increases.

    GROW CUSTOMER BASE AND ORDER VOLUME. Peapod plans to continue to increase revenue and realize economies of scale by growing its customer base and order volume. The Company will pursue this growth by increasing its penetration in existing markets, with particular focus on the markets in which Ahold USA supermarket companies are present, and by expanding into new markets over time. The Company believes that it can achieve competitive advantages in its various markets as the first one to build a substantial Internet customer base and achieve operating scale.

    PURSUE A "CLICKS AND BRICKS" BUSINESS STRATEGY. Peapod is pursuing a "clicks and bricks" business strategy in partnership with Ahold USA supermarket companies. Supply and service agreements with Ahold are now in place in all markets in which Peapod operates. Fulfillment services are proved through dedicated free-standing centers (for larger markets) or "fast-pick" centers adjacent to stores of the Ahold retail partner (for smaller markets). The Ahold relationship has provided Peapod a considerably lower cost of entry into new markets and stronger buying power versus other pure-play online grocers, who do not have purchasing power of a company the size of Ahold. The Company expects these relationships to enhance the Company's gross margin going forward.

    As part of the clicks and bricks strategy, the Company has co-branded its service in those markets in which Ahold USA supermarket companies operate. In Boston, Southern Connecticut and Long Island, the service is "Peapod by Stop & Shop". In Washington, D.C., the service is "Peapod by Giant". The Company believes that it can leverage the customer base of its Ahold retail partners in order to increase Peapod's customer base.

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

    PROVIDE SUPERIOR SERVICE QUALITY. The Company is committed to providing its customers with superior experiences in all aspects of its services. The Company's "SMART SHOPPING FOR BUSY PEOPLE" solution includes user-friendly, highly functional and cost-effective shopping tools as well as a variety of convenient delivery services. "THE PEAPOD PROMISE" of superior service is designed to ensure customer satisfaction. The Company will continue to pursue improvements in its service quality that can be sustained as customers and orders grow aggressively.

    BUILD PEAPOD BRAND IDENTITY AND AWARENESS--CO-BRANDING OPPORTUNITIES. The Company intends to continue to build brand identity through the functionality, quality, convenience and value of the services it offers. Peapod also intends to market its services, through promotions and advertising, as a means to further establish name brand recognition. In addition, Peapod co-brands its service with the local Ahold USA supermarket company in each market for which it sources its products. Peapod believes that co-branding with a well respected retailer leverages the existing brand awareness, helps to overcome obstacles customers may face in trying a new service from an unknown retailer and enables Peapod to purchase media more cost-effectively than it could otherwise purchase it. The Company believes that this co-branding strategy will result in higher customer trial and lower cost of customer acquisition.

PEAPOD SERVICES

    CONSUMER SERVICES. Peapod's "SMART SHOPPING FOR BUSY PEOPLE" solution provides consumers with time savings and convenience through its user-friendly, highly functional and information-rich virtual supermarket and personalized shopping, delivery and customer support services. With Peapod, customers are able to recapture a portion of the time typically associated with traditional grocery shopping. Rather than driving to and from the store and waiting in checkout lines, customers shop at any time of the day or night with their personal computers, and schedule delivery at a convenient time. Peapod makes available, at the customer's fingertips, up-to-date product information, including pricing and promotions, and keeps a running online tally of the customer's bill. Peapod provides further service to its customers in the form of electronic and telephonic customer support and technical assistance and honors "THE PEAPOD PROMISE," a guarantee of superior service and satisfaction with each order.

    Peapod is accessible through its Internet Website WWW.PEAPOD.COM. The site is highly functional, offering customers a variety of shopping methods and productivity tools to create a shopping experience based on each customer's personal preferences. Peapod customers can shop by browsing aisles (moving logically from general product category to individual items), using one or more personal lists (containing compilations of frequently purchased goods which can quickly be reviewed and considered for purchase), or conducting product searches based on brand or category names (which is particularly helpful for coupon redemption or purchasing recipe ingredients). Customers can also sort items in any product category by a wide variety of variables, such as pricing information, sale items, kosher and nutritional content (E.G., fat, calories, cholesterol and sodium). Through the use of these tools, customers can quickly identify desirable products and place them into their "virtual" shopping cart. The Company believes that its Website provides one of the most functional Internet shopping services currently available.

    The customer, either before or after the shopping experience, can reserve a specific delivery window, which may be on the next day or at any time within the next two weeks. Peapod currently offers two-hour delivery windows for attended delivery, or six-hour delivery windows for attended (at a small discount) and unattended delivery. The customer must be home to accept delivery of regulated products such as alcohol and tobacco. In most markets, Peapod offers delivery windows from 7:00 a.m. to 10:00 p.m. Monday through Friday and Sunday, and 7:00 a.m. to 1:00 p.m. on Saturdays. Since the customer's "shopping cart" is maintained at all times on the Company's servers, a customer can modify their order numerous times--up to twelve hours before delivery.

    Ongoing customer support is important to Peapod's ability to establish and maintain long-term relationships with its customers. Peapod seeks frequent and meaningful communication with its customers to enable it to continually improve its service offerings. For example, a customer service representative calls each customer after the delivery of their first order to ensure his or her satisfaction. Peapod also offers numerous automated help options on the website and a rapid e-mail response service. Peapod's team of customer support and service personnel handle general customer inquiries, answer customer questions about the ordering process, and investigate the status of orders, deliveries and payments.

    Peapod's typical customers are females between the ages of 30 and 54, households with children and dual income households. The income levels of Peapod's customer base cover a wide range, with a median income exceeding $60,000 per year. The average Peapod order is $115, which the Company believes is five times the in-store average.

    As of December 31, 2000, Peapod offered its Internet grocery service in six metropolitan markets, and conducted delivery operations from 11 fulfillment centers covering 6,792,300 households, or approximately 6% of U.S. households. Peapod's service areas encompassed approximately 1,877,500 households in Chicago; 1,760,700 households in San Francisco/San Jose; 1,582,500 households in Boston; 825,600 households in Washington, D.C.; 601,100 households in Long Island; and 144,900 households in Southern Connecticut. The Company exited the San Francisco/San Jose market in March 2001.

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

    Peapod's database and customer profile enable it to deliver highly targeted, one-to-one advertising and promotion, such as electronic couponing, as well as conduct cost-effective, high-quality marketing research. Peapod's systems provide accountability for every marketing event executed on the Peapod system so that exposures, click-throughs, redemptions and sales are all captured for complete reporting of the impact of a marketing program. The accurate and comprehensive marketing feedback is a valuable tool for consumer goods companies for pre-testing and refining marketing programs for execution in more traditional media.

FULFILLMENT OPERATIONS

    Peapod's distribution facilities are designed to be flexible to accommodate market conditions, optimize its operating efficiency, as well as to be easily replicable in order to facilitate Peapod's expansion into new markets. Peapod operates large platform warehouses that range in size from approximately 70,000 to 100,000 square feet in markets with large populations of targeted households with a high likelihood of adopting online grocery shopping. The Company leases distribution centers for its own exclusive use in storing, selecting, packing and delivering Internet grocery orders. Peapod operates fast-pick centers that range in size from approximately 8,000 square feet to 14,000 square feet in smaller markets, or in markets where its retail partners have existing available locations. Ahold and

Peapod have entered into a facility licensing agreement for these fast-pick centers that tend to be within existing brick and mortar stores.

    In large platform warehouses, Peapod employees perform all replenishment, selecting, staging and transportation activities. Large platform warehouses serve customers in Chicago, Illinois and Washington, D.C. The San Francisco warehouse was closed in March 2001, consistent with the Company's business strategy of focusing on markets in which product can be obtained from Ahold USA supermarket companies.

    In fast-pick centers, Ahold performs certain services for the benefit of Peapod related to Peapod's online grocery business. These fulfillment services consist of, among other things: (i) storage services; (ii) inventory management and replenishment services, including the receiving and stocking of products;
(iii) specialty shop support, including the preparation of meat, seafood, deli, bakery, produce; (iv) fulfillment of Peapod's orders by selecting and packing of products for shipping and delivery to Peapod customers; and (v) certain field operations functions, including human resources services, operations support services, rollout and reset services and logistics services in markets served by these small platform warehouses. For these services, Peapod pays either a fixed charge or the actual cost of the services as well as certain incentive fees in the event that volume of revenue generated by Peapod's sale of product supplied by Ahold and the payroll cost incurred by Ahold in rendering such services reach certain levels. Small platform warehouses serve customers in Boston, Long Island, and Southern Connecticut.

PRODUCT SUPPLY RELATIONSHIPS

    Peapod and Ahold entered into a supply and services agreement under which Peapod purchases from Ahold most of Peapod's requirements for perishables and non-perishables for sale and delivery to Peapod's customers in markets served by Ahold. The cost to Peapod of these products is the base price equal to the manufacturer's or vendor's published price. Peapod believes that the leverage it has through Ahold's purchasing power provides a sustainable competitive advantage when compared to other pure-play online grocers which do not have the purchasing power of a company the size of Ahold. The Company currently relies on Ahold and national and regional distributors for a substantial portion of its items. The Company also uses specialty suppliers or local sources for farm-fresh produce, fish, meats and gourmet foods.

TECHNOLOGY

    Peapod has invested heavily in proprietary and third-party technologies that fully integrate its Website with warehouse management, delivery/routing systems and transactional systems. This integrated technology was designed to handle the complex logistics of thousands of available items, multiple fulfillment locations, numerous delivery windows and sophisticated yield-management (Smartmile) truck routing in a high volume, transactional environment. Peapod continuously refines and modifies its systems based on its experience and in an attempt to incorporate additional features that make order processing more efficient and the customer experience more rewarding.

    THE WEBSITE. The WWW.PEAPOD.COM Website is a user-friendly, informative and personalized Website that enables users to quickly and easily navigate and purchase from a wide selection of items. The highly specialized software, which is based on distributed and scalable architectures, has been designed around industry standards and provides 24-hour/7-day-per-week availability for online shopping.

    Shoppers have access to all of the approximately 6,000-14,000 items in stock at the appropriate fulfillment center for the customer's zip code, using an intuitively organized list of categories. The customer has an opportunity to see all products in a particular category before making a selection, similar to scanning the shelves of a traditional store. Pictures of products with nutritional information and ingredients are available for most products in stock. List functions allow the customer to establish personalized shopping lists, and another list function automatically maintains a list of items purchased previously. The customer's perpetual shopping is maintained at all times with a running tally. The customer can reserve a specific delivery window, either before or after shopping, for next-day delivery or at any time within the next two weeks. Much of the functionality included within this Website is based on years of experience and customer feedback.

    APPLICATIONS. The Company employs a number of technologies that enable efficient system operations and a responsive consumer experience. All Website business logic is encapsulated in a set of reusable business objects that provide software developers a layer of abstraction between the page layout and the underlying data elements and database calls. This abstraction reduces the effort associated with online feature and content development along with the management required to maintain large numbers of products and their frequent pricing and availability changes. The Company's Lexicon system distributes and manages frequently accessed content and data in order to assure customers a responsive and personalized online shopping session.

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

    TRANSACTION SYSTEMS. The Company has deployed several enterprise transaction systems that manage the Peapod service operations and integrate with the online retailing application. The fulfillment management systems, which uses internally developed applications, reside largely in the Company's fulfillment centers and provide logistics support for order picking. Selectors use a palm pilot, a hand-held device that divides orders into various zones (I.E., temperature zone, fast-mover zone, etc.) and provides instructions from the system and directs the selector, in an efficient manner, to the location of the specific customer's item. A scanner built into the hand-held device ensures the accuracy of products selected. A combination of internally developed applications and commercially available applications, collectively referred to as SmartMile-TM-, enables Peapod to manage the routing of orders to customers' homes in a cost-effective and efficient fashion. Centralized customer support systems manage call center operations, customer billing and electronic payment processing, and provide for ongoing service policy management and customer communication.

    LOCATION. The Company's primary data center is housed in its corporate headquarters where systems operations personnel administer the online shopping application, network services and transaction processing systems. The continued, uninterrupted operation of the Website, fulfillment management, routing and transactional systems is essential to Peapod's business. A network operations center, staffed 24 hours a day, seven days a week, ensures to the extent possible the reliability of our Website and systems. The Company uses the services of several outside firms to provide connectivity to the Internet and its own fulfillment centers, security, network and systems monitoring, data backup and redundant power generation.

MARKETING AND PROMOTION

    CONSUMER MARKETING. The Company's marketing objectives include increasing customer acquisition, retention, usage, and grocery order size, along with Peapod brand awareness. Peapod co-brands its service with the local Ahold retailers in each market for which it sources its products. Peapod believes that co-branding with a well-respected retailer leverages the existing brand awareness, helps to overcome obstacles customers may face in trying a new service from an unknown retailer and enables Peapod to purchase media more cost-effectively than it could otherwise purchase it. This co-branding strategy is believed to translate to higher customer trial and lower cost of customer acquisition.

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

    Companies operating in the electronic (computer, facsimile or phone) grocery shopping and delivery business compete on several factors, including the ease of use, functionality and reliability of the shopping and ordering system, product selection, price, the reliability and professionalism of delivery operations and other customer services, and general brand awareness. Peapod currently faces various degrees of competition in the markets that it currently serves. For instance, in Chicago Peapod competes with Webvan Group, Inc., and GroceryWorks.com, Inc. has announced intentions to commence operations in Chicago. In Boston and Washington, D.C., Peapod competes with
Homeruns.com, Inc. Virtually all online grocery providers have announced plans to expand nationally over the next five years; thus, the number of competitors and amount of competition Peapod faces will vary over time and differ by market area.

    The Company believes that many large grocery retailers may initiate Internet shopping and delivery programs over time due to the large potential size of this channel, as well as the retailers' need to defend their traditional customer base. Safeway, a traditional grocery chain, recently acquired 50% of GroceryWorks.com, an Internet grocer currently serving markets in Texas and Phoenix, Arizona. In November 1999, Albertson's introduced an Internet-based service in the Seattle, Washington region, and Publix has started to offer an Internet-based service in Broward County, Florida. Additionally, new retailers are likely to emerge with warehouse-based or other distribution models in an attempt to lead the development of the new channel. Because of the large capital investments required to develop Internet grocery shopping and delivery systems and to operate the service, the Company believes that well-capitalized companies, or start-up companies with access to significant capital, pose the most significant long-term competitive threat.

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

EMPLOYEES

    As of December 31, 2000, the Company had approximately 851 full-time and 131 part-time employees. Substantially all of the part-time employees serve in grocery picking, packing, delivery and customer support positions. Of the Company's full-time employees, approximately 709 are in field operations or customer support functions, with the remainder in information technology, sales and marketing, and general and administrative functions. None of the Company's employees is represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company believes that its success and ability to compete is somewhat dependent upon its systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and other measures to establish and protect its proprietary rights. The Company has applied for a patent of its SmartMile yield management system. The Company has U.S. registrations for the "PEAPOD" service mark and associated logos, for Peapod's "SMART SHOPPING FOR BUSY PEOPLE" slogan and has applied for trademark protection for "SMARTFLOW." The Company has registered copyrights, or has applied for copyright registration, with respect to its Website and certain marketing materials. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued development of its systems and technology, and brand name recognition are more important to establish and maintain a leadership position and strengthen its brand. As part of its confidentiality procedures, the Company generally enters into agreements with its employees and strategic partners and limits access to and distribution of its software, documentation and other proprietary information.

ITEM 2.  PROPERTIES

    The following are the principal properties of the Company:

LOCATION                                            FUNCTION       OWNED/LEASED   USABLE SPACE
- --------                                        ----------------   ------------   ------------
Skokie, IL....................................  Corporate Office   Leased            49,086
Niles, IL.....................................  Warehouse          Leased            70,958
Union City, CA................................  Warehouse          Leased            46,104
Lake Zurich, IL...............................  Warehouse          Leased            93,000
Gaithersburg, MD..............................  Warehouse          Leased            93,500

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The principal market for Peapod's common stock is The Nasdaq National Market ("NASDAQ"). On March 26, 2001, there were approximately 317 holders of record of Peapod common stock. High and low sales prices of Peapod's common stock as reported by NASDAQ for each quarter of 1999 and 2000 follow:

                                                           1999                  2000
                                                    -------------------   -------------------
                                                      HIGH       LOW        HIGH       LOW
                                                    --------   --------   --------   --------
Calendar Quarter Ended:
  March 31........................................  $11.250     $7.063    $11.563     $2.500
  June 30.........................................   14.875      6.938      3.875      2.000
  September 30....................................   10.500      6.313      3.500      1.031
  December 31.....................................   15.000      7.375      3.000      0.750

    The Company has not declared any dividends on its common stock since its initial public offering. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The terms of both the Company's credit facility with Ahold and the Company's Series C Preferred Stock restrict the Company's ability to pay dividends on the Company's common stock. Any payment of cash dividends in the future will depend upon restrictions under that credit facility and under the Series C Preferred Stock as well as on the financial condition, capital requirements and earnings of the Company, limitations on dividend payments under any other debt agreements and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected statement of operations and balance sheet data set forth below have been derived from the historical financial statements of the Company. The historical financial statements as of December 31, 1999 and 2000, and for the years ended December 31, 1998, 1999 and 2000 have been audited by KPMG LLP, independent certified public accountants, whose report thereon appears elsewhere in this document. The selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this document.

                                                            YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            1996         1997         1998         1999         2000
                                         ----------   ----------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS(1):
Net sales(2)...........................  $   27,451   $   56,549   $   68,786   $   72,696   $   92,844
Cost of sales..........................     (20,485)     (40,823)     (53,903)     (55,585)     (71,646)
                                         ----------   ----------   ----------   ----------   ----------
Gross profit...........................       6,966       15,726       14,883       17,111       21,198
Operating expenses.....................     (16,997)     (30,666)     (38,941)     (46,761)     (77,069)
                                         ----------   ----------   ----------   ----------   ----------
Operating loss.........................     (10,031)     (14,940)     (24,058)     (29,650)     (55,871)
Net loss...............................      (9,566)     (12,979)     (21,565)     (28,453)     (56,758)
Non-cash deemed dividend on preferred
  stock................................          --           --           --           --      (56,953)
Preferred stock dividend and
  accretion............................          --           --           --           --       (3,163)
                                         ----------   ----------   ----------   ----------   ----------
Net loss available to common
  stockholders.........................      (9,566)     (12,979)     (21,565)     (28,453)    (116,874)
Basic and diluted net loss per share...  $    (0.82)  $    (0.87)  $    (1.27)  $    (1.62)  $    (6.48)
Shares used to compute basic and
  diluted net loss per share...........  11,664,956   14,915,734   16,964,439   17,542,990   18,043,749

                                       1996          1997          1998          1999          2000
                                    -----------   -----------   -----------   -----------   -----------
OPERATING DATA:(1)
Markets(3)........................            4             8             8             8             6
Customers(4)......................       35,400       100,400        95,000       111,900       124,400
Orders (for the year ended).......      201,100       396,600       494,700       571,300       772,100
Households in service area(5).....    3,581,000     6,488,000     6,628,500     8,476,100     6,792,300

BALANCE SHEET DATA:(1)
Cash and cash equivalents.........  $    13,039   $    54,079   $     4,341   $     3,343   $    14,676
Marketable securities.............           --         8,798        31,049         6,269            --
Total assets......................       16,528        69,110        42,971        20,780        45,733

Long-term obligations.............          340           701           395         1,129         4,829
Total stockholders' equity........        8,403        54,803        33,606         9,710        22,556

- ------------------------

(1) Prior to May 31, 1997, represents the financial and operating information of Peapod LP, the predecessor entity to the Company.

(2) Net sales include: sales of groceries to customers net of promotional discounts and allowances; subscription, service and other fees paid by customers and retail partners; fees from consumer goods companies for interactive advertising, promotion and research services; and certain maintenance and licensing fees.

(3) Represents the number of metropolitan markets served.

(4) Represents the number of households and businesses who have transacted business within the twelve months ended December 31.

(5) Represents the number of households in areas that could be served from Peapod's fulfillment centers existing at year-end (I.E., the facilities at which customer orders are picked and packed for delivery).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements including the notes thereto. Certain prior year balances have been reclassified to conform with the current year presentation (I.E., promotional discounts and allowances (sales incentives) which were previously classified as marketing expenses are now classified as a reduction of sales in accordance with recent generally accepted accounting principles; certain non-recurring general and administrative expenses have been separately reflected as non-recurring expenses; some fulfillment operations expenses that were administrative functions have been moved to general and administrative; and other expenses which were advertising related were moved to marketing and selling expenses).

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    NET SALES. Net sales are the sales of groceries and related products to customers net of promotional discounts and allowances, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services. Net sales increased by 28% from $72,696,000 in 1999 to $92,844,000 in 2000, which includes net sales from two new markets (Southern Connecticut opened in June 2000 and Washington, D.C. opened in September 2000) and reflects the exiting of four markets in September 2000 which represented approximately 20% of grocery volume at the time of closing. Revenues from the sale of groceries and related products increased 37% from $64,617,000 in 1999 to $88,484,000 in 2000. This increase resulted from a 35% increase in the number of orders and a 2% increase in the size of the average grocery order. The total number of orders increased from 571,300 in 1999 to 772,100 in 2000. Promotional discounts and allowances, which reduce the amount a customer pays for their grocery order, increased from $438,000 in 1999 to $518,000 in 2000, an 18% increase. During 2000, fewer such discounts were required to increase product sales by 27%. Fees paid by customers and retail supply partners decreased 39% from $7,145,000 in 1999 to $4,339,000 in 2000. This decrease is attributable to (i) reduced customer fees and (ii) lower fees paid by retail supply partners as we conducted more of our business from our dedicated fulfillment centers versus retail stores. Total customers, measured as customers transacting within the last
12 months, increased 11% from 111,900 at December 31, 1999 to 124,400 at December 31, 2000.

    Fees from consumer goods companies for interactive advertising, promotion and research decreased 61% from $1,372,000 in 1999 to $539,000 in 2000. Because of a focus on completing financing transactions in 2000, the Company temporarily reduced its interactive advertising, promotion and research efforts.

    COST OF SALES. Cost of sales, which are the cost of groceries and related products, increased 29% from $55,585,000 in 1999 to $71,646,000 in 2000. This increase compares to a 37% growth in grocery and related product sales. The performance improvement is attributed to an increasing proportion of sales volumes through dedicated fulfillment centers, which generate higher margins on products sold as compared to fulfillment through physical retail stores.

    FULFILLMENT OPERATIONS. Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders;
(ii) salaries and overhead expenses of each fulfillment center; (iii) salaries and overhead expenses for each metropolitan market and (iv) salaries and overhead expenses for certain field support functions such as recruiting, training, database merchandising and customer support. Fulfillment operations expenses increased 58% from $23,580,000 in 1999 to $37,279,000 in 2000. This increase is primarily attributable to: direct costs of picking, packing and delivery given the 35% increase in volume of orders; higher grocery fulfillment costs incurred while the

Company builds scale in its fulfillment centers; and the September 2000 acquisition of two fulfillment centers in Chicago and Washington, D.C.

    At December 31, 2000, Peapod fulfilled customer orders from 11 fulfillment centers compared to 22 such centers at the end of 1999. In 2000, one new fast-pick center was opened and leases for two warehouses were acquired, while 14 fulfillment centers were closed in the four markets the Company exited.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, which include corporate staff, accounting and human resource functions, increased 64% from $6,958,000 in 1999 to $11,422,000 in 2000. The increase is primarily attributable to an increase in compensation-related expenses as the Company's corporate structure has expanded within the areas of executive management and operations planning.

    MARKETING AND SELLING. Marketing and selling expenses include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to interactive marketing services. Marketing and selling expenses increased by 22% from $6,730,000 in 1999 to $8,190,000 in 2000. The increase is primarily attributable to marketing expenditures in the fourth quarter of 2000 in a newly acquired market and for marketing expenditures in existing markets after branding issues were finalized with Ahold. The Company expenses all marketing and selling expenses as incurred.

    SYSTEM DEVELOPMENT AND MAINTENANCE. System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, increased 64% from $3,543,000 in 1999 to $5,809,000 in 2000. The increase is primarily attributable to additional resources to support the Company's new website technology, its proprietary fulfillment center technologies and additional resources necessary to support 24/7 centralized distribution center operations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 91% from $2,222,000 in 1999 to $4,251,000 in 2000. This increase resulted largely from the depreciation and amortization of assets related to two warehouses acquired in September 2000 from Streamline.com, Inc.

    PRE-OPENING COSTS. Pre-opening costs, which include non-capitalizable costs incurred prior to opening a new market or distribution center, decreased from $898,000 in 1999 to $-0- in 2000. In 1999 the Company opened the Chicago and San Francisco/San Jose distribution centers.

    NON-RECURRING EXPENSES. Non-recurring expenses totaled $10,118,000 in 2000 and $2,830,000 in 1999. Non-recurring expenses in 2000 consisted of: (i) severance expenses of $1,938,000, which were incurred primarily in connection with the termination of Mr. Malloy as CEO in March, 2000 and were paid prior to December 31, 2000; (ii) impaired asset write-offs for certain long-lived assets are not expected to be recoverable based on cash flow analysis, lease termination costs, and other facilities closing costs of $4,666,000, primarily related to decisions to exit certain markets or abandon certain facilities in continuing markets; (iii) costs of transitioning to new supply and management agreements of $1,345,000; (iv) expenses attributable to a failed financing transaction of $1,037,000, consisting primarily of legal, accounting and valuation costs; (v) charges for the settlement of claims related to a prior licensing obligation of $705,000, consisting primarily of additional programming costs; and (vi) other non-recurring expenses of $427,000.

    The 1999 non-recurring expenses were primarily attributable to the employment of a new CEO in September 1999 (who subsequently resigned in March 2000).

    OTHER INCOME (EXPENSE). Other income (expense) includes interest paid on capital leases, interest on borrowings and credit facilities, and investment income and expenses. Investment income for 2000 was $1,079,000 compared to investment income of $1,384,000 in 1999 due to decreased invested principal for the entire year of 2000. Interest expense increased from $187,000 in 1999 to $486,000 in 2000 due to borrowings on the credit facility prior to the completion of the Ahold investment and to increased leasing activity related primarily to equipment in the acquired warehouses. Non-cash interest expense totaled $1,480,000 in 2000 and $0 in 1999 and consists of additional interest expense attributed to warrants issued in connection with the term note and the credit facility borrowings from Ahold.

1999 COMPARED TO 1998

    NET SALES. Net sales increased by 6% from $68,786,000 in 1998 to $72,696,000 in 1999. Revenues from the sale of groceries and related products increased 13% from $57,305,000 in 1998 to $64,617,000 in 1999. This increase results from a 15% increase in the number of orders and was slightly offset by a 3% decrease in the size of the average grocery order. The total number of orders increased from 494,700 in 1998 to 571,300 in 1999. Fees paid by customers and retail supply partners decreased 26% from $9,650,000 in 1998 to $7,145,000 in 1999. This decrease is attributable to (i) reduced customer fees and (ii) lower fees paid by retail supply partners as we conducted more of our business from our fulfillment centers versus retail stores. Total customers, measured as customers transacting within the last 12 months, increased 18% from 95,000 at December 31, 1998 to 111,900 at December 31, 1999.

    Fees from consumer goods companies for interactive advertising, promotion and research decreased 6% from $1,460,000 in 1998 to $1,372,000 in 1999. This reduction is largely the result of the Company's temporarily cutting back on marketing and new customer initiatives while transitioning its fulfillment model from retail stores to fulfillment centers. Licensing revenues were $850,000 during 1998 compared to no such licensing revenue for 1999.

    COST OF SALES. Cost of sales increased 3% from $53,903,000 in 1998 to $55,585,000 in 1999. This increase compares to a 13% growth in grocery and related product sales. The performance improvement is attributed to an increasing proportion of sales volumes through dedicated fulfillment centers, which generate higher margins on products sold as compared to fulfillment through physical retail stores.

    FULFILLMENT OPERATIONS. Fulfillment operations expenses increased 41% from $16,715,000 in 1998 to $23,580,000 in 1999. This increase is attributable to higher grocery fulfillment costs while the Company built scale, gained expertise and incurred duplicative cost during the initial months of each new dedicated fulfillment center's operation. Also contributing significantly to the increase were the direct costs of picking, packing and delivery given the 15% increase in volume of orders.

    At December 31, 1999, Peapod fulfilled customer orders from 22 fulfillment centers compared to 36 such centers at the end of 1998. In 1999, 14 fulfillment centers were consolidated into dedicated facilities or into other existing retail stores.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 13%, from $8,029,000 in 1998 to $6,958,000 in 1999. This decrease is related primarily to a smaller corporate staff in 1999.

    MARKETING AND SELLING. Marketing and selling expenses decreased by 5% from $7,066,000 in 1998 to $6,730,000 in 1999. The decrease is primarily attributable to the Company's mid-1998 decision to limit marketing expenditures in order to focus on modifying its service model and centralizing fulfillment operations in a number of markets. The Company expenses all marketing and selling expenses as incurred.

    SYSTEM DEVELOPMENT AND MAINTENANCE. System development and maintenance expenses increased 5% from $3,386,000 in 1998 to $3,543,000 in 1999. The increase is primarily attributable to additional resources to support the Company's new Website technology, its proprietary fulfillment center technologies and additional resources necessary to support 24/7 centralized distribution center operations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 32% from $3,264,000 in 1998 to $2,222,000 in 1999. This decrease resulted largely from the fourth quarter 1998 write-off of capitalized software costs for previous versions of the Company's software and due to a 1998 change in depreciable lives of various fixed assets.

    PRE-OPENING COSTS. Pre-opening costs increased by 87% from $481,000 in 1998 to $898,000 in 1999. In 1998, the Company opened the New York market and was incurring costs for opening the Chicago distribution center in 1999. In 1999, the Company opened the Chicago and San Francisco/San Jose distribution centers.

    NON-RECURRING EXPENSES. The 1999 non-recurring expenses totaling $2,830,000 were primarily attributable to the employment of a new CEO in September 1999 (who subsequently resigned in April 2000). There were no non-recurring expenses in 1998.

    OTHER INCOME (EXPENSE). Interest expense decreased from $190,000 in 1998 to $187,000 in 1999. Investment income decreased from $2,683,000 in 1998 to $1,384,000 in 1999, primarily due to a reduction in invested principal.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities increased from $25,912,000 in 1999 to $43,225,000 in 2000. The change in cash used in operating activities was primarily attributable to increased net losses. As of December 31, 2000, the Company had $14,676,000 in cash and cash equivalents and a $20,000,000 revolving credit facility with Ahold, which was unused. The Company is in compliance with all covenants of the credit facility. On February 26, 2001, the revolving credit facility with Ahold was increased to $50,000,000. The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

    The Company expects its cash needs for the year 2001 to be approximately $50,000,000. The Company's principal sources of liquidity consist of $14,676,000 of cash as of December 31, 2000 and the $50,000,000 revolving credit facility from Ahold. Pursuant to a waiver letter (the "Waiver"), Ahold agreed to allow the Company to defer until the Company completes a financing transaction
(i) payment of dividends due and that accrue with respect to shares of Series C Preferred Stock (and the previously held Series B Preferred Stock) and
(ii) payment of interest under the credit facility. The dividends on the preferred stock and the interest under the credit facility will continue to accumulate in accordance with their respective terms. Further, under the terms of the Waiver, the Company will be required to pay any accumulated and unpaid dividends due on the preferred stock and any overdue interest under the credit facility with proceeds from any financing transaction that the Company completes. In addition, under the terms of the credit facility, upon completion of certain financings by the Company, the commitment under the credit facility will be permanently reduced by the amount of the net cash proceeds from such financing(s) and any amount outstanding under the Credit Facility up to the amount of such net cash proceeds will become due and payable. After completion of a financing by the Company, payment of dividends on the preferred stock and interest under the credit facility will no longer be deferred and will become due and payable in accordance with their terms.

    The Company anticipates, in light of the Waiver from Ahold, that the cash on hand as of December 31, 2000 together with the credit facility will be sufficient to fund the Company's operations and capital requirements for the remainder of 2001. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all. The Company expects to require substantial additional capital to fund its cash needs beginning in 2002. The

Company is currently exploring financing alternatives to raise additional funds to support its business plan for 2002 and beyond. The Company cannot be certain that additional financing will be available on favorable terms or at all.

    The Company believes that inflation has not had a material effect on its operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued and, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this statement does not impact the Company's financial statements, as the Company currently does not use derivative instruments.

    There are no recently issued accounting standards that are believed to have a material impact on the Company's financial statements.

RISK FACTORS

    The Company's business presents various risks for investors and others having business dealings with the Company. These risks, including those described below, could have a material adverse effect on the Company's business, including its operating results and financial condition. The risk factors identified in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the Company's forward-looking statements. These risk factors, together with all of the other information included in this report, should be read carefully. In addition, forward-looking statements contained in this report, including discussions concerning the Company's business and its business strategy, assume that the Company is able to obtain adequate capital resources to continue its operations and to execute its business plan.

THE COMPANY WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND ITS ONGOING OPERATIONS AND EXPANSION, AND IT CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

    The Company requires substantial amounts of working capital to fund its business, including the continued development of its order fulfillment and delivery systems. In addition, the opening of new distribution centers will require significant amounts of capital. The rate at which the Company's capital is utilized is affected by the extent to which its facilities become profitable on a cash-flow basis and the pace of expansion under the Company's business plan. To date, none of the Company's facilities have become profitable on a cash-flow basis and there can be no assurances that these facilities will perform at a level necessary to become profitable on a cash-flow basis or to enable the Company to become profitable on a cash-flow basis. Since its inception, the Company has experienced negative cash flow and expects to experience significant negative cash flow for the foreseeable future. In the past, the Company has funded its operating losses and capital expenditures through proceeds from equity offerings and during 2001 through its credit facility with Ahold. The Company expects to require substantial additional capital to fund its operating expenses beginning in 2002. Further, the Company's Series C Preferred Stock (and the previously held Series B Preferred Stock) will continue to accrue dividends which would require additional capital. In addition, the credit facility with Ahold matures in April 2003, which will need to be repaid or refinanced. The Company is currently exploring financing alternatives to raise additional funds to support its business plan for 2002 and beyond. The Company cannot be certain that additional financing will be available on favorable terms or at all. If the Company is unable to obtain sufficient additional capital when needed, the Company would be forced to alter significantly its business strategy, which could include closing distribution centers or selling assets. Any of these events would have a material adverse effect on the Company's business, financial condition and its ability to continue operations. In addition, if the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of its common stock and its stockholders may experience additional dilution.

THE COMPANY ANTICIPATES FUTURE LOSSES AND NEGATIVE CASH FLOW.

    The Company has experienced significant net losses and negative cash flow since its inception. As of December 31, 2000, the Company had accumulated losses from June 1997 through December 2000 of $115.3 million. The Company incurred a net loss of $56.8 million for the year ended December 31, 2000. The Company will continue to incur significant capital and operating expenses over the next several years in connection with its existing facilities and planned expansion, including:

    - the continued expansion and development of operations at its existing distribution centers;

    - operating losses anticipated to be incurred at each distribution center until such time as it achieves break-even economics;

    - increases in personnel;

    - brand development, marketing and other promotional activities;

    - the continued development of its computer network, warehouse management and order fulfillment systems and delivery infrastructure;

    - the development of strategic business relationships; and

    - the construction of and equipment for new distribution centers in additional geographic markets.

    As a result, the Company expects to continue to have operating losses and negative cash flow on a quarterly and annual basis for the foreseeable future. To achieve profitability, the Company must accomplish the following objectives:

    - substantially increase its number of customers and the number of orders placed by its customers;

    - successfully integrate the Streamline facilities;

    - generate a sufficient average order size;

    - realize repeat orders from a significant number of customers;

    - increase gross margins;

    - achieve favorable operating margins by improving the productivity of facility and delivery operations; and

    - build additional distribution centers in new markets.

    There can be no assurances that the Company will be able to achieve these objectives. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. If the Company cannot achieve or sustain profitability, it may not be able to meet its working capital requirements, which would have a material adverse effect on its business. Further, because of the significant capital and operating expenses associated with expansion in current and future markets, the Company's overall losses may increase significantly from current levels if such expansion is continued.

THE COMPANY MUST DEMONSTRATE PROFITABILITY AND THEN EFFECTIVELY MANAGE ITS
GROWTH.

    The Company's business strategy has been focused on expanding its business, in part, by entering new markets to achieve economies of scale and leverage the Company's significant and ongoing capital investment in its proprietary business systems. While this remains an important part of the Company's long-term business strategy, the Company is presently focused on demonstrating profitability in its existing markets. The Company's continued expansion strategy is dependent in large part upon achieving profitability in existing markets and raising additional capital. The Company cannot assure that profitability in existing markets will be achieved on a timely basis, if at all, or that the Company's services will be replicable on a profitable basis in new markets. If the Company fails to resume the expansion of its services in new markets in a timely and cost-effective manner, the Company's future growth will be limited. In addition to being able to raise additional capital, the Company's ability to successfully and cost-effectively expand into new markets and to increase penetration in existing markets will depend on a number of additional factors, including:

    - the ability to attract and retain customers;

    - acceptance of its product and service offerings;

    - competition;

    - the availability of capital to fund current losses and future growth;

    - the availability of appropriate and affordable sites that can accommodate its distribution centers; and

    - its ability to successfully and cost-effectively hire and train qualified employees to operate its new distribution centers.

THE COMPANY'S BUSINESS SYSTEM IS COMPLEX, AND THE COMPANY IS PERIODICALLY AFFECTED BY OPERATIONAL DIFFICULTIES.

    The Company's business system relies on the complex integration of numerous software and hardware systems to manage the entire process from the receipt and processing of goods at its distribution centers to the picking, packing and delivery of these goods to customers. The Company has, from time to time, experienced operational difficulties, which have resulted in order errors such as missing items and delays in deliveries, among others. The Company expects that these problems will continue to occur from time to time, and the Company cannot assure that, as a result, its operations will not be materially adversely affected. In addition, items requested by customers may occasionally be "out of stock". A substantial number of "out of stocks" may reduce customer satisfaction with its service. If the Company is unable to meet customer demand or service expectations as a result of operational issues, the Company may be unable to maintain customer relationships or develop additional customer relationships that result in repeat orders, which will adversely affect the Company's business and net sales.

    The Company is in the process of implementing a warehouse management system in its existing facilities. Such implementation may result in disruptions in our customers' shopping experience and increased operational costs, each of which could adversely affect the Company's business and net sales. In addition, the Company has currently closed a Streamline distribution center in order to retrofit material handling equipment and to integrate the Company's systems with certain Streamline systems. The Company's inability to successfully accomplish this may result in significant additional costs and cash requirements. This would negatively impact the Company's ability to handle additional order volume in this market, and would adversely affect the Company's business and net sales.

THE COMPANY HAS A LIMITED OPERATING HISTORY.

    Although Peapod was founded in 1989, most of its growth has occurred since September 1995. In 1997, the Company decided to shift its fulfillment to a dedicated fulfillment model. Over the past three years, the Company has opened two stand-alone fulfillment centers and has purchased two stand-alone facilities from Streamline. The Company's limited history of operating its own dedicated fulfillment centers makes an evaluation of its business and prospects very difficult. During 2000, the Company issued preferred securities and warrants to Ahold, which now owns approximately 58% of the combined voting power of the Company. This has resulted in a focus by the Company on markets served by Ahold USA supermarket companies and the exiting of five markets previously served by the Company. You must evaluate the Company's business and prospects in light of the risks and difficulties the Company encounters as a company with a limited operating history in the new and rapidly evolving market of e-commerce. These risks and difficulties include, but are not limited to:

    - a complex and unproven business system;

    - lack of sufficient cash flow;

    - difficulties in managing rapid growth in personnel and operations;

    - high capital expenditures associated with distribution center systems and technologies;

    - integration of systems and distribution center design of the Streamline facilities with the Company's systems and technologies; and

    - lack of widespread acceptance of the Internet as a means of purchasing groceries and other consumer products.

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

    The Company's business model requires a significant capital investment to build, equip and launch distribution centers in the markets in which the Company seeks to operate. Its competitors, both online and traditional brick-and-mortar retailers, have developed or may develop systems that are not as highly automated or capital-intensive as the Company's. This could enable them to commence operations in a particular geographic market before the Company is able to do so, which could harm its competitive position. In addition, because of the substantial capital costs associated with the development of its distribution centers, the Company will be unable to achieve profitability or reduce its operating losses if the Company does not process sufficient order volumes.

IF THE COMPANY FAILS TO GENERATE SUFFICIENT LEVELS OF REPEAT ORDERS FROM ITS CUSTOMERS AND MARKET PENETRATION, ITS BUSINESS AND NET SALES WILL BE ADVERSELY AFFECTED.

    In the online retail industry, customer attrition rates, or the rates at which customers cancel a service, are generally high. The Company depends upon customers to continue to place orders after their initial order is placed, and the Company competes to retain customers once they have used its service. Accordingly, the Company's ability to increase the number of orders placed by its customers is dependent upon success not only in getting people to try its service and generating customer accounts, but in converting users into repeat customers who order with sufficient frequency. Even occasional failures of the Company's systems can cause variations in the levels of its operational execution, which are sufficient to materially affect the Company's ability to retain customers. The Company cannot assure that its efforts to convert sufficient numbers of customers into repeat users of its service will be successful.

    In addition, the success of the Company's business depends on its ability to establish sufficient levels of market penetration in each market in which it operates. This in turn will depend upon the Company's ability to achieve customer loyalty by means of a high quality of customer service and operational execution. The Company cannot assure you as to the levels of penetration it will achieve in any market, and even if the Company does achieve these levels of penetration, it cannot assure you that it will achieve positive earnings. If the Company is unable to establish sufficient customer loyalty to achieve market penetration levels or if the Company experiences significant decreases in repeat customer orders as a percentage of orders delivered, the Company's business and net sales could be materially adversely affected.

ITS EFFORTS TO BUILD STRONG BRAND IDENTITY AND CUSTOMER LOYALTY MAY NOT BE SUCCESSFUL.

    The Company believes that establishing and maintaining brand identity and brand loyalty are critical to attracting consumers. In order to attract and retain consumers, and respond to competitive pressures, the Company may increase spending substantially to create and maintain brand loyalty. In particular, the Company may expand its current advertising campaigns by conducting a variety of programs that may include radio, newspaper, online, direct mail, and television advertising campaigns. The Company believes that advertising rates, and the cost of its advertising campaigns in particular, could increase substantially in the future. If its branding efforts are not successful, its net sales and ability to attract and maintain customers will be materially and adversely affected.

    Promotion and enhancement of the Peapod brand will also depend on Peapod's success, as well as the success of the Ahold USA supermarket companies with whom the Company partners, in consistently providing a high-quality consumer experience for purchasing groceries and other products. If consumers, other Internet users and vendors do not perceive Peapod's service offerings to be of high quality, the value of the Peapod brand could harm Peapod's reputation, reduce its net sales and cause Peapod to lose customers.

IF THE COMPANY ENTERS NEW BUSINESS CATEGORIES THAT DO NOT ACHIEVE MARKET ACCEPTANCE, ITS BRAND AND REPUTATION COULD BE DAMAGED AND THE COMPANY COULD FAIL TO ATTRACT NEW CUSTOMERS.

    Any new product category that is launched by the Company, which is not favorably received by consumers, could damage the Company's brand or reputation. This damage could impair the Company's ability to attract new customers, which could cause its net sales to fall below expectations. The Company may choose to expand its operations by developing other new product categories, promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding its market presence through relationships with third parties. In addition, the Company may pursue the acquisition of other new or complementary businesses, products or technologies, although the Company has no present understandings, commitments or agreements with respect to any material acquisitions or investments.

IF THE COMPANY IS UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF PRODUCTS FROM ITS KEY VENDORS, ITS NET SALES WOULD BE ADVERSELY AFFECTED.

    The Company sources products from Royal Ahold and a network of manufacturers, wholesalers and distributors. The Company currently relies on Royal Ahold and national and regional distributors for a substantial portion of its items. The Company also utilizes premium specialty suppliers or local sources for gourmet foods, farm fresh produce, fresh fish and meats. From time to time, the Company may experience difficulty in obtaining sufficient product allocations from a key vendor. Many of the Company's key vendors also supply products to the retail grocery industry and to its online competitors.

If the Company is unable to obtain sufficient quantities of products from its key vendors to meet customer demand, its business could be materially adversely affected.

THE COMPANY HAS NOT YET DEMONSTRATED PROFITABILITY, WHICH MAKES FINANCIAL FORECASTING DIFFICULT.

    The Company has currently not reached profitability in any of its markets. The Company's ability to reach profitability in a market depends upon its ability to increase customer order volume and per order size, and to control the costs of picking, packing and delivering these orders. Once profitability in a market is achieved, it is then necessary to further increase order volume and revenues to cover corporate overhead and start-up expenses in other markets. As a result of the Company's limited operating history and the impact on customers and order volume from competition, it is difficult to accurately forecast revenues. The Company bases its current and future expense levels on its operating plans and estimates of future revenue.

    Sales and operating results are difficult to forecast because they generally depend on the growth of its customer base and the volume of the orders the Company receives, as well as the mix of products sold, and the Company's ability to have the product available to match such demand. As a result, the Company may be unable to make accurate financial forecasts and adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause its net losses in a given quarter to be greater than expected and could cause a decline in the trading price of its common stock.

THE INTERNET MAY FAIL TO BECOME A WIDELY ACCEPTED MEDIUM FOR GROCERY SHOPPING.

    The Company relies on product orders received through its Website for sales. The market for e-commerce is new and rapidly evolving, and it is uncertain whether e-commerce will achieve and sustain high levels of demand and market acceptance, particularly with respect to the grocery industry. Its success will depend to a substantial extent on the willingness of consumers to increase their use of online services as a method to buy groceries and other products and services. Its success will also depend upon the acceptance of consumer package goods companies of the Company's online service as a significant means to market and sell their products. Moreover, its growth will depend on the extent to which an increasing number of consumers own or have access to personal computers or other systems that can access the Internet. If e-commerce in the grocery industry does not achieve high levels of demand and market acceptance, its business will be materially adversely affected.

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

    Development of the Company's Website and other proprietary technology entails significant technical and business risks. The Company may use new technologies ineffectively or the Company may fail to adapt its Website, systems that the Company uses to process customers' orders and payments and its computer network to customer requirements or emerging industry standards.

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

    The Company expects its quarterly operating results to fluctuate significantly in the future based on a variety of factors. These factors are also expected to affect its long-term performance. Some of these factors include the following:

    - the introduction of new products or services and the market response to those introductions;

    - relationships with vendors;

    - seasonal trends and purchasing patterns;

    - changes in pricing policies or service offerings;

    - increases in personnel, marketing and other operating expenses to support its anticipated growth;

    - the ability to obtain new customers or retain existing customers at reasonable cost;

    - the ability to manage distribution and delivery operations to handle significant increases in the number of customers and orders or to overcome system or technology difficulties associated with these increases;

    - the ability to adequately maintain, upgrade and develop service, computer network or the systems that the Company uses to process customer orders and payments;

    - technical difficulties, system or Website downtime or Internet brownouts;

    - changes in the level of marketing and other operating expenses to support future growth;

    - the availability and timing of capital with respect to future expansions;

    - the timing and nature of expansion efforts in both new and existing markets;

    - competitive factors; and

    - general economic conditions.

    Due to all of these factors, the Company expects its operating results to be volatile and difficult to predict. As a result, quarter-to-quarter comparisons of its operating results may not be good indicators of its future performance. In addition, it is possible that in any future quarter its operating results could be below the expectations of investors generally and any published reports or analyses on the Company. In that event, the price of the common stock could decline, perhaps substantially.

THE COMPANY'S STOCK PRICE IS LIKELY TO BE VOLATILE.

    The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly consumer-oriented, Internet-related companies, have been highly volatile. The price at which the Company's common stock trades has been and is likely to continue to be volatile and may fluctuate substantially due to factors such as:

    - the Company's historical and anticipated quarterly and annual operating results;

    - variations between the Company's actual results and the expectations of investors or published reports or analyses of the Company;

    - changes in analysts' estimates of the Company's performance or industry performance;

    - announcements by the Company or others, and developments affecting its business systems or expansion plans;

    - sales of large blocks of the Company's common stock; and

    - conditions and trends in e-commerce industries, particularly the online grocery industry.

    In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities, including the Company. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

THE COMPANY FACES INTENSE COMPETITION FROM TRADITIONAL AND ONLINE RETAILERS OF GROCERY PRODUCTS.

    The grocery retailing business is extremely competitive. Local, regional, and national food chains, independent food stores and markets, as well as online grocery retailers, comprise the Company's principal competition, although the Company also faces substantial competition from convenience stores, liquor retailers, membership warehouse clubs, specialty retailers, supercenters, and drugstore chains. Many of its existing and potential competitors, particularly traditional grocers and retailers, are larger and have substantially greater resources than the Company does. Recently, Safeway, a traditional grocery chain, acquired 50% of GroceryWorks.com, an Internet grocer currently serving markets in Texas and Phoenix, Arizona. In November 1999, Albertson's introduced an Internet-based service in the Seattle region, and Publix has announced its intention to offer an Internet-based service in Broward County, Florida. The Company expects this competition to intensify as more traditional retailers offer competitive services.

    The Company also competes with a number of online retailers including Webvan Group, Inc. and HomeRuns.com, Inc., as well as new entrants to the market. Some of these competitors have substantially greater resources than the Company. The principal competitive factors that affect its business are location, breadth of product selection, quality, service, price and consumer loyalty to traditional and online grocery retailers. If the Company fails to effectively compete in any one of these areas, the Company may lose existing and potential customers that would have a material adverse effect on its business, net sales and operating margins.

THE COMPANY DEPENDS ON ITS RELATIONSHIP WITH AHOLD USA SUPERMARKET COMPANIES IN SEVERAL MARKETS.

    The Company depends on Ahold USA supermarket companies in several of its markets. These Ahold companies provide not only the products the Company sells to consumers, but also, in certain cases, many of the fulfillment services. Consequently, factors affecting these companies, such as labor disputes or supply problems, could have a material adverse effect on the Company's business. In addition, a substantial part of the marketing efforts for its services in some of these markets is conducted through cooperative marketing efforts with the Ahold companies. If cooperative marketing efforts are not effective to acquire or retain customers, the Company's business could be materially adversely affected.

THE COMPANY'S NET SALES WOULD BE HARMED IF ITS ONLINE SECURITY MEASURES FAIL.

    The Company's relationships with its customers may be adversely affected if the security measures that the Company uses to protect their personal information, such as credit card numbers, are ineffective. If, as a result, the Company loses many customers, its business could be materially adversely affected. The Company relies on security protocols and encryption technology to maintain security over credit card numbers. The Company cannot predict whether events or developments will result in a compromise or breach of the technology that the Company uses to protect a customer's personal information.

    Furthermore, its computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. The Company may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. There can be no assurances that the Company can prevent all security breaches, and any failure to do so could have a material adverse effect on its reputation and results of operations.

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

    In addition, the Company's operations require it to attract, train and retain substantial numbers of new personnel. Certain metropolitan markets served by the Company have tight labor markets. In addition, the Company employs a large number of part-time employees to perform fulfillment services, who generally have a high rate of turnover. Its software and service development efforts also require highly trained employees. If the Company was unable to recruit or retain a sufficient number of qualified employees, or the costs of compensation or employee benefits were to increase substantially, its business, results of operations or financial condition could be harmed.

THE COMPANY MAY NEED TO CHANGE THE MANNER OF CONDUCTING ITS BUSINESS IF GOVERNMENT REGULATION OF THE INTERNET INCREASES OR IF REGULATION DIRECTED AT LARGE-SCALE RETAIL OPERATIONS IS DEEMED APPLICABLE TO THE COMPANY.

    The adoption or modification of laws or regulations relating to the Internet and large-scale retail store operations could adversely affect the manner in which the Company currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States government recently enacted Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The Federal Trade Commission has indicated that it will investigate the practices of Internet companies relating to the handling of user-specific data. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

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

    Recent developments in the area of online privacy suggest that the Company will need to continue to carefully evaluate its privacy policy and practices in terms of multiple interest, including:

    - the need to generate customer trust and alleviate customer concerns with respect to the use of customers' personally identifiable information;

    - the ability to provide customers with more personalized and responsive products and services; and

    - the Company's formation of relations with strategic business partners.

    The Company cannot assure you that its current or future privacy policy will adequately balance these interests, and any failure to do so could adversely affect the Company's relations with its customers or limit its ability to improve and expand its relationships with its business partners.

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

THE COMPANY MAY NOT BE ABLE TO OBTAIN REQUIRED LICENSES OR PERMITS FOR THE SALE OF ALCOHOL AND TOBACCO PRODUCTS IN A COST-EFFECTIVE MANNER OR AT ALL.

    The Company will be required to obtain state licenses and permits for the sale of alcohol and tobacco products in each new market in which the Company seeks to open a distribution center and sell these products. The Company cannot assure that it will be able to obtain any required permits or licenses in a timely manner, or at all. The Company may be forced to incur substantial costs and experience significant delays in obtaining these permits or licenses. Changes to existing laws or its inability to obtain required permits or licenses could prevent the Company from selling alcohol or tobacco products in one or more of its geographic markets. Any of these events could substantially harm its net sales, gross profit and ability to attract and retain customers.

IN THE FUTURE, THE COMPANY MAY FACE POTENTIAL PRODUCT LIABILITY CLAIMS.

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

IF THE PROTECTION OF THE COMPANY'S TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, ITS BUSINESS MAY BE SERIOUSLY HARMED.

    The Company regards copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to its success. The Company relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights; however, the steps the Company takes to protect its proprietary rights may be inadequate. The Company has filed, and from time to time expects to file, patent applications directed to aspects of its proprietary technology. The Company cannot assure you that any of these applications will be approved, that any issued patents will protect its intellectual property or that any issued patents will not be challenged by third parties. In addition, other parties may independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company evaluates which inventions it should file patent applications for and in what jurisdictions such applications should be filed on the basis of a number of factors such as the relative benefits of trade secret and patent protection, the likelihood of a patent's issuing, the cost of prosecuting patent applications and its current assessment of the long-term value of the invention from a competitive point of view. However, the Company cannot assure you that its patent strategy will prove to be successful in best securing the competitive advantages of its technologies. The Company's failure to protect its proprietary rights could materially adversely affect its business and competitive position.

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

    The Company's communication hardware and certain of its other computer hardware operations are located at its corporate headquarters in Skokie, Illinois. Certain of its hardware for the warehouse management and materials handling systems of each distribution center is maintained at the distribution center. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems or cause them to fail completely. The Company's business could be adversely affected if its systems were affected by any of these occurrences. Similarly, power outages on any day at a facility could adversely impact the Company's ability to fulfill its orders from that facility on that day, which would in turn impact customer satisfaction with its service. The Company's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    As of December 31, 2000, the Company does not have any derivative financial instruments and is not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................   28

Balance Sheets as of December 31, 2000 and 1999.............   29

Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................   30

Statements of Comprehensive Loss for the years ended
  December 31, 2000, 1999 and 1998..........................   31

Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998..........................   32

Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................   33

Notes to Financial Statements...............................   34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Peapod, Inc.:

    We have audited the accompanying balance sheets of Peapod, Inc. as of December 31, 2000 and 1999, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peapod, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Chicago, Illinois
February 9, 2001, except as to Note 16
which is as of March 11, 2001

                                  PEAPOD, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2000        1999
                                                              ---------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  14,676   $  3,343
  Marketable securities.....................................         --      4,704
  Receivables, net of allowance for doubtful accounts of
    $440 and $232 as of December 31, 2000 and December 31,
    1999....................................................        397      1,478
  Merchandise inventory.....................................      1,662        458
  Prepaid expenses..........................................        677        473
  Other current assets......................................      4,283        535
                                                              ---------   --------
    Total current assets....................................     21,695     10,991
Property and equipment, at cost:
  Computer equipment and software...........................      8,212      6,737
  Service equipment and other...............................      5,813      2,857
  Leasehold improvements....................................      9,007      1,332
                                                              ---------   --------
    Property and equipment, at cost.........................     23,032     10,926
  Less accumulated depreciation and amortization............     (8,285)    (4,290)
                                                              ---------   --------
Net property and equipment..................................     14,747      6,636
Restricted cash.............................................         --      1,588
Non-current marketable securities...........................         --      1,565
Net goodwill and other intangibles..........................      7,123         --
Other non-current assets....................................      2,168         --
                                                              ---------   --------
    Total assets............................................  $  45,733   $ 20,780
                                                              =========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   2,064   $  6,147
  Accounts payable to related party.........................      2,891         --
  Accrued compensation......................................      1,926        497
  Other accrued liabilities.................................      9,444      1,897
  Deferred revenue..........................................         58        615
  Current obligations under capital lease...................      1,965        690
                                                              ---------   --------
    Total current liabilities...............................     18,348      9,846
Deferred revenue............................................         --         95
Obligations under capital lease, less current portion.......      4,829      1,129
                                                              ---------   --------
    Total liabilities.......................................     23,177     11,070
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; 726,371 shares of Series C convertible
    preferred stock issued and outstanding at December 31,
    2000 (aggregate liquidation preference of $75,543)......     64,684         --
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 18,423,144 and 18,320,578 shares issued at
    December 31, 2000 and December 31, 1999.................        184        183
  Additional paid-in capital................................     74,832     71,698
  Note receivable from officer..............................         --     (2,369)
  Accumulated other comprehensive income (loss)--unrealized
    holding loss on available-for-sale securities...........         --       (118)
  Accumulated deficit.......................................   (115,271)   (58,513)
  Treasury stock, at cost, 453,640 and 141,749 shares at
    December 31, 2000 and December 31, 1999.................     (1,873)    (1,171)
                                                              ---------   --------
    Total stockholders' equity..............................     22,556      9,710
                                                              ---------   --------
    Total liabilities and stockholders' equity..............  $  45,733   $ 20,780
                                                              =========   ========

                See accompanying notes to financial statements.

                                  PEAPOD, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Gross sales...........................................  $    93,362   $    73,134   $    69,265
Promotional discounts and allowances..................         (518)         (438)         (479)
                                                        -----------   -----------   -----------
Net sales.............................................       92,844        72,696        68,786
Cost of sales.........................................       71,646        55,585        53,903
                                                        -----------   -----------   -----------
Gross profit..........................................       21,198        17,111        14,883
Operating expenses:
  Fulfillment operations..............................       37,279        23,580        16,715
  General and administrative..........................       11,422         6,958         8,029
  Marketing and selling...............................        8,190         6,730         7,066
  System development and maintenance..................        5,809         3,543         3,386
  Depreciation and amortization.......................        4,251         2,222         3,264
  Pre-opening costs...................................           --           898           481
  Non-recurring expenses..............................       10,118         2,830            --
                                                        -----------   -----------   -----------
    Total operating expenses..........................       77,069        46,761        38,941
                                                        -----------   -----------   -----------
Operating loss........................................      (55,871)      (29,650)      (24,058)
Other income (expense):
  Investment income...................................        1,079         1,384         2,683
  Non-cash interest expense...........................       (1,480)           --            --
  Interest expense....................................         (486)         (187)         (190)
                                                        -----------   -----------   -----------
Net loss..............................................      (56,758)      (28,453)      (21,565)
Non-cash deemed dividend on preferred stock...........      (56,953)           --            --
Preferred stock dividend and accretion................       (3,163)           --            --
                                                        -----------   -----------   -----------
Net loss available to common stockholders.............  $  (116,874)  $   (28,453)  $   (21,565)
                                                        ===========   ===========   ===========
Net loss per share--basic and diluted.................  $     (6.48)  $     (1.62)  $     (1.27)
Shares used to compute net loss
  per share--basic and diluted........................   18,043,749    17,542,990    16,964,439

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                        STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000        1999       1998
                                                              ---------   --------   --------
Net loss....................................................  $ (56,758)  $(28,453)  $(21,565)
Other comprehensive income (loss):
  Unrealized holding gain (loss) on available-for-sale
    securities:
    Unrealized holding gain (loss) arising during the
      period................................................         (1)      (201)        83
    Reclassification adjustment for losses realized during
      the period and included in net loss...................        119         --         --
                                                              ---------   --------   --------
Comprehensive loss..........................................  $ (56,640)  $(28,654)  $(21,482)
                                                              =========   ========   ========

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                         NOTE
                                         COMMON STOCK          TREASURY STOCK        PREFERRED STOCK     ADDITIONAL   RECEIVABLE
                                     ---------------------   -------------------   -------------------    PAID-IN        FROM
                                       SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      OFFICER
                                     ----------   --------   --------   --------   --------   --------   ----------   ----------
Balance at January 1, 1998.........  16,852,557     $169       (2,000)  $   (19)        --    $    --     $63,148      $    --
Issuance of stock for services
  rendered.........................       6,143       --           --        --         --         --          45           --
Issuance of stock upon exercise of
  warrants.........................      28,793       --           --        --         --         --          64           --
Issuance of stock upon exercise of
  options and for employee stock
  purchase plan....................     358,335        3           --        --         --         --       1,062           --
Treasury stock.....................          --       --     (115,476)     (889)        --         --          --           --
Unrealized holding gain on
  available-for-sale securities....          --       --           --        --         --         --          --           --
Net loss...........................          --       --           --        --         --         --          --           --
                                     ----------     ----     --------   -------    -------    -------     -------      -------
Balance at December 31, 1998.......  17,245,828      172     (117,476)     (908)        --         --      64,319           --
Issuance of stock..................     300,000        3           --        --         --         --       2,397           --
Issuance of stock for note
  receivable.......................     311,891        3           --        --         --         --       2,497       (2,500)
Issuance of stock for services
  rendered.........................      19,064       --           --        --         --         --         140           --
Issuance of stock upon exercise of
  warrants.........................      27,708        1           --        --         --         --          49           --
Issuance of stock upon exercise of
  options and employee stock
  purchase plan....................     416,087        4           --        --         --         --       2,296           --
Treasury stock.....................          --       --      (24,273)     (263)        --         --          --           --
Forgiveness of debt of officer.....          --       --           --        --         --         --          --          131
Unrealized holding loss on
  available-for-sale securities....          --       --           --        --         --         --          --           --
Net loss...........................          --       --           --        --         --         --          --           --
                                     ----------     ----     --------   -------    -------    -------     -------      -------
Balance at December 31, 1999.......  18,320,578      183     (141,749)   (1,171)        --         --      71,698       (2,369)
Issuance of warrants...............          --       --           --        --         --         --       5,893           --
Accretion on redeemable preferred
  stock............................          --       --           --        --         --         --        (258)          --
Conversion of redeemable preferred
  stock to preferred stock.........          --       --           --        --    726,371     64,684          --           --
Dividends on preferred stock.......          --       --           --        --         --         --      (2,905)          --
Issuance of stock upon exercise of
  options and employee stock
  purchase plan....................     102,566        1           --        --         --         --         404           --
Treasury stock.....................          --       --     (311,891)     (702)        --         --          --          702
Forgiveness of debt of officer.....          --       --           --        --         --         --          --        1,667
Realized holding loss on
  available-for-sale securities....          --       --           --        --         --         --          --           --
Net loss...........................          --       --           --        --         --         --          --           --
                                     ----------     ----     --------   -------    -------    -------     -------      -------
Balance at December 31, 2000.......  18,423,144     $184     (453,640)  $(1,873)   726,371    $64,684     $74,832      $    --
                                     ==========     ====     ========   =======    =======    =======     =======      =======

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE    ACCUMULATED
                                     INCOME (LOSS)      DEFICIT       TOTAL
                                     --------------   ------------   --------
Balance at January 1, 1998.........      $  --         $  (8,495)    $ 54,803
Issuance of stock for services
  rendered.........................         --                --           45
Issuance of stock upon exercise of
  warrants.........................         --                --           64
Issuance of stock upon exercise of
  options and for employee stock
  purchase plan....................         --                --        1,065
Treasury stock.....................         --                --         (889)
Unrealized holding gain on
  available-for-sale securities....         83                --           83
Net loss...........................         --           (21,565)     (21,565)
                                         -----         ---------     --------
Balance at December 31, 1998.......         83           (30,060)      33,606
Issuance of stock..................         --                --        2,400
Issuance of stock for note
  receivable.......................         --                --           --
Issuance of stock for services
  rendered.........................         --                --          140
Issuance of stock upon exercise of
  warrants.........................         --                --           50
Issuance of stock upon exercise of
  options and employee stock
  purchase plan....................         --                --        2,300
Treasury stock.....................         --                --         (263)
Forgiveness of debt of officer.....         --                --          131
Unrealized holding loss on
  available-for-sale securities....       (201)               --         (201)
Net loss...........................         --           (28,453)     (28,453)
                                         -----         ---------     --------
Balance at December 31, 1999.......       (118)          (58,513)       9,710
Issuance of warrants...............         --                --        5,893
Accretion on redeemable preferred
  stock............................         --                --         (258)
Conversion of redeemable preferred
  stock to preferred stock.........         --                --       64,684
Dividends on preferred stock.......         --                --       (2,905)
Issuance of stock upon exercise of
  options and employee stock
  purchase plan....................         --                --          405
Treasury stock.....................         --                --           --
Forgiveness of debt of officer.....         --                --        1,667
Realized holding loss on
  available-for-sale securities....        118                --          118
Net loss...........................         --           (56,758)     (56,758)
                                         -----         ---------     --------
Balance at December 31, 2000.......      $  --         $(115,271)    $ 22,556
                                         =====         =========     ========

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(56,758)  $(28,453)  $(21,565)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     4,251      2,222      3,264
    Non-cash interest expense...............................     1,480         --         --
    Stock options and warrants issued for services
     rendered...............................................       535        140         45
    Forgiveness of note receivable from officer.............     1,667        131         --
    Write-down of impaired assets...........................     2,481         --         --
    Loss on disposition of fixed assets.....................         2         33        270
    Changes in operating assets and liabilities, net of
     operations acquired:
      (Increase) decrease in receivables, net...............     1,138      1,038     (1,321)
      (Increase) decrease in merchandise inventory..........      (673)      (458)        --
      (Increase) decrease in prepaid expenses...............       (30)      (287)       258
      (Increase) decrease in other current assets...........    (1,443)       439       (746)
      (Increase) decrease in restricted cash................     1,588     (1,588)        --
      Increase (decrease) in accounts payable...............    (1,192)     2,705     (4,072)
      Increase (decrease) in accrued compensation...........     1,429       (305)      (456)
      Increase (decrease) in other accrued liabilities......     2,951       (791)     1,762
      Increase (decrease) in deferred revenue...............      (651)      (738)    (1,733)
                                                              --------   --------   --------
        Net cash used in operating activities...............   (43,225)   (25,912)   (24,294)
Cash flows from investing activities:
  Property and equipment purchased..........................    (3,464)    (3,042)    (2,346)
  Acquisition of Streamline warehouses......................   (11,612)        --         --
  Capitalized software development costs....................        --         --       (513)
  Purchases of marketable securities........................        --     (8,770)   (53,352)
  Maturities and sales of marketable securities.............     6,269     33,349     31,184
  Proceeds from sale of property and equipment..............        --         14        117
                                                              --------   --------   --------
  Net cash provided by (used in) investing activities.......    (8,807)    21,551    (24,910)
Cash flows from financing activities:
  Proceeds from issuance of stock, net of offering costs....    64,428      2,400         --
  Proceeds from issuance of stock upon exercise of
    warrants................................................        --         50         64
  Proceeds from issuance of stock upon exercise of options
    and employee stock purchase plan........................       405      2,037        176
  Payments on capital lease obligations.....................    (1,468)    (1,124)      (774)
                                                              --------   --------   --------
  Net cash provided by (used in) financing activities.......    63,365      3,363       (534)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    11,333       (998)   (49,738)
Cash and cash equivalents at beginning of year..............     3,343      4,341     54,079
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 14,676   $  3,343   $  4,341
                                                              ========   ========   ========
Supplemental disclosure of cash flows information--interest
  paid......................................................  $    486   $    236   $    159
Supplemental disclosures of non-cash investing and financing activity:
  Issuance of common stock for note.........................        --      2,500         --
  Acquisition of treasury stock from settlement of note
    receivable from officer.................................      (702)        --         --
  Equipment on capital leases...............................       173      1,957        331
  Options and warrants exercised by sale of stock to the
    Company.................................................        --        263        889
  Warrants issued for deferred financing costs..............     5,358         --         --
  Preferred stock dividend and accretion....................     3,163         --         --
  Capital lease obligation assumed through acquisition......     6,271         --         --

                See accompanying notes to financial statements.

                                  PEAPOD, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

    Peapod, Inc. ("the Company") is a Delaware corporation and was incorporated on December 5, 1996, and is the successor to a business originally founded in 1989 as a Delaware corporation and operated since 1992 through an Illinois limited partnership ("Peapod LP"). On June 10, 1997, the Company completed its initial public offering and issued 4,000,000 shares of common stock.

    On June 30, 2000, the Company issued preferred securities and warrants under the terms of a purchase agreement, dated April 14, 2000, (the "Purchase Agreement") with Koninklijke Ahold N.V. ("Ahold"). At December 31, 2000, Ahold owned approximately 58% of the combined voting power of the Company through its ownership of 726,371 shares of Series C preferred stock (representing approximately 52% of the voting power) and 2,331,917 shares of common stock (representing approximately 6% of the voting power), without giving effect to its outstanding warrants to acquire 36,560,937 shares of common stock.

    The Company is an interactive online grocery shopping and delivery service, which as of December 31, 2000 operated in the Chicago, Illinois; San Francisco/San Jose, California; Boston, Massachusetts; Long Island, New York; Southern Connecticut; and Washington, D.C. metropolitan markets.

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

    During the fourth quarter of 2000, Emerging Issues Task Force Issue
No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives," became effective. This requires that certain incentives, previously accounted for by the Company as marketing costs, be accounted for as a reduction of sales. Prior period balances, including the quarters presented in Note 15, have been reclassified to reflect the adoption of EITF 00-14.

COST OF SALES

    Cost of sales consists of the cost of groceries and other products sold.

CUSTOMER ACQUISITION COSTS

    Customer acquisition costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less.

                                  PEAPOD, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
MARKETABLE SECURITIES

    Investments in marketable securities are classified as "held-to-maturity" securities or as "available-for-sale" securities. Held-to-maturity securities are reported at amortized cost and available-for-sale securities are reported at fair value, based on the quoted market price of each individual security on the balance sheet date. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are included in stockholders' equity as "accumulated other comprehensive income (loss)--unrealized holding gain (loss) on available-for-sale securities."

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

INTANGIBLE ASSETS

    Intangible assets consist of: goodwill, which is being amortized over its estimated useful life of five years; customer lists, which is being amortized over its estimated useful life of three years; and employee workforce, which is being amortized over its estimated useful life of two years.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

    The costs of software for internal use are accounted for in accordance with Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalized software costs are generally depreciated over an estimated useful life of three years. The Company's development cycle for its consumer product website is subject to the rapid changes in internet technology. As the Company's consumer product website is continuously updated and the technology is constantly changing, the Company has charged these costs to expense as incurred.

INCOME TAXES

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

                                  PEAPOD, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK OPTION PLANS

    The Company accounts for its option plans in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all equity-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, and provide pro forma disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123. Stock options and warrants granted to non-employees are recorded at the imputed fair value in accordance with the provisions of SFAS No. 123.

FINANCIAL INSTRUMENTS

    The fair values of the Company's financial instruments do not materially vary from the carrying values of such instruments due to the short-term nature of the instruments.

NON-RECURRING EXPENSES

    The Company separately classifies as non-recurring expense items that arise outside of the normal course of business and that are expected to be one-time expenses.

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

                                  PEAPOD, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Potentially dilutive options and warrants to acquire 40,342,000, 4,293,000 and 2,655,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively. Series C convertible preferred stock was convertible into 19,369,873 shares of common stock at December 31, 2000. The potentially dilutive securities were not included in the earnings per share calculation because the effect would be anti-dilutive.

(3) EQUITY

    On June 30, 2000, the Company issued preferred securities and warrants under the Purchase Agreement with Ahold. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell 726,371 shares of the Company's series B convertible redeemable preferred stock, par value $.01 per share (the "Series B Preferred Stock") and warrants (the "Warrants") to purchase 32,894,270 shares of the Company's common stock for an aggregate purchase price of $72,637,024. All of the outstanding shares of Series B Preferred Stock were exchanged on October 12, 2000 for shares of series C convertible preferred stock, par value $.01 per share (the "Series C Preferred Stock). The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Company of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate in the Series C Preferred Stock beginning on June 30, 2008. The Series C Preferred Stock is convertible into 19,369,873 shares of common stock, subject to adjustment for certain dilutive issuances, which represents approximately 52% of the Company's common stock outstanding as of December 31, 2000. The Series C Preferred Stock ranks senior to the common stock with respect to dividends and liquidation payments, and has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends. The Series C Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum. The
Series C preferred stockholder is entitled to vote together with the holders of the common stock as a single class on all matters submitted for a vote of holders of common stock. The Series C Preferred Stock is redeemable at the option of the Company for cash on the earlier of specified redemption events or April 14, 2008, at a price per share equal to the liquidation value ($72,637,024) plus all accrued and unpaid dividends ($2,905,484 at December 31, 2000). In the case of a redemption event only, the holder of the preferred stock has the option of not having the preferred stock redeemed in connection with such redemption event. The difference between the net issuance price and the redemption value of the redeemable preferred stock, assuming redemption on April 14, 2008, was accreted (based on the eight-year period to redemption) through charges to additional paid in capital prior to conversion of the Series B Preferred Stock to the Series C Preferred Stock. The Company may optionally redeem the outstanding shares of Series C Preferred Stock at any time after April 14, 2008 at a redemption price per share equal to 103% of the $100 liquidation preference for the Series C Preferred Stock, plus the amount of any accrued and unpaid dividends as of the date of the redemption. The Warrants have an exercise price of $3.75, subject to adjustment, and are immediately exercisable. The imputed fair value of the warrants was calculated to be $56,953,000 using the Black-Scholes option-pricing model and was recognized in the second quarter as a deemed dividend on the Series B Preferred Stock, increasing the net loss available to common stockholders.

(4) RELIANCE ON CERTAIN RELATIONSHIPS

    In certain markets, the Company purchases groceries from 100%-owned subsidiaries of Ahold. Prior to the investment by Ahold on June 30, 2000, all such purchases were made under existing arm's-

                                  PEAPOD, INC.

(4) RELIANCE ON CERTAIN RELATIONSHIPS (CONTINUED) length contracts. Beginning on July 1, 2000, purchases of groceries in these markets have transitioned to new terms negotiated in conjunction with the Purchase Agreement which are believed to be at arm's-length terms. Cost of goods sold for the period from July 1, 2000 to December 31, 2000 includes $13,551,000 of groceries purchased from Ahold. At December 31, 2000, $2,891,000 was owed to subsidiaries of Ahold and is presented as accounts payable to related party.

(5) CREDIT FACILITY

    On April 14, 2000, simultaneous with the signing of the Purchase Agreement, the Company entered into a $20 million secured revolving credit facility with Ahold maturing in April 2003. Pursuant to security agreements entered into in connection with the credit facility, the Company's obligations under the credit facility are secured by a lien on all of the Company's personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment, which are immediately exercisable. The imputed fair value of the warrants was calculated to be $5,358,000 using the Black-Scholes option-pricing model and is being recognized as non-cash interest expense over the life of the credit facility (at December 31, 2000, $1,734,000 and $2,168,000 is recorded as other current assets and other non-current assets, respectively, and $1,480,000 was recognized as non-cash interest expense in the twelve months ended
December 31, 2000). There are no outstanding borrowings under the credit facility as of December 31, 2000. The Company is in compliance with all covenants of the credit facility.

    If Ahold exercises any of its warrants prior to April 2003, the credit facility will be reduced dollar-for-dollar for the exercise price received. Total warrants issued to Ahold, if exercised, would represent an additional approximately 21% of the common stock outstanding as of December 31, 2000.

    As of December 31, 2000, no warrants have been exercised by Ahold.

    See further discussion of the revolving credit facility in Note 16.

(6) ACQUISITION OF STREAMLINE WAREHOUSES

    On September 7, 2000, the Company acquired from Streamline.com, Inc. substantially all of the assets and product on hand of two warehouses, located in Lake Zurich, Illinois, and Gaithersburg, Maryland, for $11,612,000 in cash and the assumption of capital leases and other obligations in the amount of $6,659,000. The acquisition was accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets and liabilities assumed based on their estimated fair values. The excess of cost over net tangible assets acquired has been allocated to customer lists and employee workforce (approximately $2.4 million) which will be amortized over two to three years and to goodwill (approximately $5.4 million) which are being amortized over five years. The consolidated statements of operations reflect the results of operations of the warehouses since the effective date of acquisition.

                                  PEAPOD, INC.

(6) ACQUISITION OF STREAMLINE WAREHOUSES (CONTINUED)
    The following summary presents information concerning the purchase price allocation for the warehouse acquisitions (in thousands):

Tangible assets.............................................  $10,452
Goodwill and other intangibles..............................    7,819
                                                              -------
Purchase price..............................................   18,271
Less liabilities assumed....................................   (6,659)
                                                              -------
Payment for acquisitions....................................  $11,612
                                                              =======

    The following unaudited pro forma summary presents Peapod's results of operations as if the acquisition of the warehouses had occurred at the beginning of each period. This summary is provided for information purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisition been made as of the those dates, or of results that may occur in the future (in thousands, except per share data):

                                                      DECEMBER 31,    DECEMBER 31,
                                                          2000            1999
                                                      -------------   -------------
Net sales...........................................    $ 104,587       $ 80,656
Net loss............................................      (72,643)       (40,355)
Net loss available to common stockholders...........     (132,759)       (40,855)
Basic and diluted net loss per share available to
  common stockholders...............................        (7.36)         (2.33)

(7) MARKETABLE SECURITIES

    At December 31, 2000, the Company had no marketable securities.

    At December 31, 1999, the Company's marketable securities consisted of the following (in thousands):

                                                                     GROSS        GROSS
                                                                   UNREALIZED   UNREALIZED
                                                       AMORTIZED    HOLDING      HOLDING
DECEMBER 31, 1999                                        COST        GAINS        LOSSES     FAIR VALUE
- -----------------                                      ---------   ----------   ----------   ----------
Current investments:
Securities available-for-sale:
  Corporate debt securities..........................   $4,787        $  8         $(91)       $4,704
                                                        ------        ----         ----        ------
                                                        $4,787        $  8         $(91)       $4,704
                                                        ======        ====         ====        ======
Non-current investments:
Securities available-for-sale:
  Government obligations.............................   $1,600        $ --         $(35)       $1,565
                                                        ------        ----         ----        ------
                                                        $1,600        $ --         $(35)       $1,565
                                                        ======        ====         ====        ======

    Using the specific identification method, the gross realized gains and gross realized losses on the sale of available-for-sale securities were approximately $0 and $119,000 respectively, for the year ended

                                  PEAPOD, INC.

(7) MARKETABLE SECURITIES (CONTINUED)
December 31, 2000; $18,000 and $38,000, respectively, for the year ended December 31, 1999; and $33,000 and $0, respectively, for the year ended December 31, 1998.

(8) LEASES

CAPITAL LEASES

    The Company has capitalized certain equipment and furniture acquired through leases. The future minimum lease payments as of December 31, 2000 are as follows (in thousands):

2001........................................................   $2,643
2002........................................................    2,297
2003........................................................    1,270
2004........................................................    1,165
2005........................................................    1,120
2006........................................................      133
                                                               ------
                                                                8,628
Less amount representing interest...........................    1,834
                                                               ------
                                                                6,794
Less current obligations....................................    1,965
                                                               ------
                                                               $4,829
                                                               ======

    Costs and related accumulated amortization for equipment under capital leases totaled $10,490,000 and $2,092,000, respectively, as of December 31, 2000; and $3,785,000 and $1,541,000, respectively, as of December 31, 1999.
Amortization expense totaled $773,000, $590,000 and $757,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

OPERATING LEASES

    The Company leases its office facilities, warehouses, trucks and various equipment under non-cancelable operating leases. Rent expense and sublease income on operating leases totaled $1,771,000 and $144,000, respectively, for the year ended December 31, 2000; $1,549,000 and $35,000, respectively, for the year ended December 31, 1999; and $823,000 and $0, respectively, for the year ended December 31, 1998. The total future minimum non-cancelable operating lease obligation is as follows (in thousands):

                                                             LEASE     SUBLEASE
                                                            PAYMENTS    INCOME
                                                            --------   --------
2001......................................................  $ 2,953     $(150)
2002......................................................    2,974      (155)
2003......................................................    2,564      (161)
2004......................................................    2,279      (166)
2005......................................................    1,483        --
2006 and beyond...........................................    5,932        --
                                                            -------     -----
                                                            $18,185     $(632)
                                                            =======     =====

                                  PEAPOD, INC.

(9) NOTE RECEIVABLE FROM OFFICER

    The Company entered into a Separation Agreement with William Malloy dated March 15, 2000. Effective as of that date, Mr. Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated. Under the terms of the Separation Agreement, the Company paid
Mr. Malloy's salary through April 30, 2000. The options to purchase 1,100,000 and 500,000 shares of the Company's common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated. The $2,500,000 Note Receivable from Officer, which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of the Company's common stock, was cancelled, and the purchase of common stock was rescinded and cancelled. The Company recognized a non-recurring expense in the first quarter of 2000 of $1,584,000 representing the difference between the balance of the Note Receivable from Officer and the fair market value of the 311,891 shares on the date the Separation Agreement was executed. Mr. Malloy returned those shares to the Company and they became treasury stock on April 24, 2000. Under the terms of the Separation Agreement, Mr. Malloy's Severance Agreement was terminated, except as to the Company's obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years. In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director. The terms of the Separation Agreement provide that Mr. Malloy continues to be subject to an agreement not to compete with the Company or to solicit its customers and employees for a year following the termination of his employment and not to disclose the Company's proprietary information. Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy's employment by the Company.

(10) STOCK OPTIONS

    The Company has option plans providing for the issuance of options to eligible employees, directors, advisors and consultants. These plans permit the Company to issue options on terms that the Company determines appropriate, subject to a maximum life of 10 years. Such terms include the exercise price, number of shares, vesting arrangements and other terms.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's option plans been determined consistent with SFAS No. 123, the net loss would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                2000        1999       1998
                                                              ---------   --------   --------
Net loss available to common stockholders:
  As reported...............................................  $(116,874)  $(28,453)  $(21,565)
  Pro forma.................................................   (114,324)   (33,566)   (25,124)
Net loss per share:
  As reported--basic and diluted............................  $   (6.48)  $  (1.62)  $  (1.27)
  Pro forma--basic and diluted..............................  $   (6.34)  $  (1.91)  $  (1.48)

    Net loss available to common stockholders as reported exceeds the pro forma net loss in 2000 due to significant option forfeitures and cancellations during 2000.

    Under the option plans, the exercise price of each option equals the fair market value of the stock on the date of grant. For purposes of calculating the compensation costs consistent with SFAS No. 123,

                                  PEAPOD, INC.

(10) STOCK OPTIONS (CONTINUED)
the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: no expected dividend yield; expected volatility of 50%; risk-free interest rates of 6.5%, 5.5% and 6.5% respectively, and expected lives of five years in 2000 and seven years in 1999 and 1998. The weighted average fair value of options granted was $1.59 in 2000, $4.90 in 1999 and $3.81 in 1998.

    Additional information on stock options is as follows:

                                           2000                    1999                   1998
                                   ---------------------   --------------------   --------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE
                                                EXERCISE               EXERCISE               EXERCISE
                                    OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                   ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year...........................   4,189,925    $7.01     2,623,664    $5.76     2,573,956    $ 7.60
Granted..........................   1,999,708     3.80     2,367,559     8.15     1,352,979      7.00
Forfeited/cancelled..............  (2,531,883)    7.38      (395,089)    7.03      (961,149)    13.31
Exercised........................     (80,401)    4.48      (406,209)    5.51      (342,122)     2.87
                                   ----------              ---------              ---------
Outstanding at year-end..........   3,577,349    $5.02     4,189,925    $7.01     2,623,664    $ 5.76
                                   ----------    -----     ---------    -----     ---------    ------
Options exercisable at
  year-end.......................   1,547,067    $5.85     1,724,515    $5.64     1,328,505    $ 4.37
                                   ==========    =====     =========    =====     =========    ======

    The following table summarizes information about stock options outstanding at December 31, 2000.

                                                                                AVERAGE                                 WEIGHTED
                                                                               REMAINING      WEIGHTED                  AVERAGE
                                                                   OPTIONS    CONTRACTUAL     AVERAGE        OPTIONS    EXERCISE
RANGE OF EXERCISE PRICES                                         OUTSTANDING     LIFE      EXERCISE PRICE  EXERCISABLE   PRICE
- ------------------------                                         -----------  -----------  --------------  -----------  --------
$ 1.19  -    1.76  ............................................     594,544   3.4 years        $ 1.47         482,544    $ 1.52
  1.77  -    3.52  ............................................     293,243   5.4                2.39         153,704      2.50
  3.53  -    5.28  ............................................   1,403,500   5.6                3.76              --        --
  5.29  -    7.04  ............................................     455,050   4.1                6.30         291,830      6.27
  7.05  -    8.80  ............................................     487,487   3.2                7.72         406,935      7.70
  8.81  -   10.56  ............................................      56,858   7.3                9.58          23,504      9.43
 10.56  -   12.32  ............................................     141,667   2.9               11.02          58,134     11.09
 15.84  -   17.60  ............................................     145,000   3.8               16.20         130,416     16.19
                                                                  ---------                                 ---------
                                                                  3,577,349    4.6 years       $ 5.02       1,547,067    $ 5.85
                                                                  =========    =========       ======       =========    ======

                                  PEAPOD, INC.

(11) WARRANTS

    The imputed fair value of the warrants granted is calculated using the Black-Scholes option-pricing model. 100,000 warrants issued during 2000 related to a contractual obligation and were accounted for as a non-recurring expense. 3,666,667 warrants were issued during 2000 to Ahold related to the credit facility and are being expensed over the life of the credit facility as non-cash interest expense. 32,894,270 warrants were issued during 2000 to Ahold related to the preferred stock investment and were accounted for as a non-cash deemed dividend. All warrants expire by June 2010. Company stock warrant activity for the years ended December 31, 2000, 1999 and 1998 is summarized below:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                                    EXERCISE      EXERCISE
                                                                         WARRANTS    PRICE         PRICE
                                                                        ----------  --------  ----------------
Outstanding on January 1, 1998........................................      59,716   $2.40    $1.33  -    7.00
Exercised.............................................................     (28,793)   2.21     2.21
                                                                        ----------
Outstanding on December 31, 1998......................................      30,923    2.57     1.33  -    7.00
Granted...............................................................     100,000    9.35     9.35
Exercised.............................................................     (27,708)   2.06     1.33  -    2.25
                                                                        ----------
Outstanding on December 31, 1999......................................     103,215    9.28     7.00  -    9.35
Granted...............................................................  36,660,937    3.71     3.00  -   15.34
                                                                        ----------
Outstanding and exercisable on December 31, 2000......................  36,764,152   $3.72    $3.00  -   15.34
                                                                        ==========

(12) INCOME TAXES

    There is no provision for income taxes for the years ended December 31, 2000, 1999 and 1998 due to the Company's loss before income taxes.

    The effective tax rate differs from the U.S. statutory rate. The following table reconciles the provision for income taxes using the U.S. statutory rate with the effective rate (in thousands):

                                                             2000       1999       1998
                                                           --------   --------   --------
Tax benefit at U.S. federal income tax rate of 34%.......  $(19,298)  $(9,674)   $(7,332)
Increase (reduction) in taxes resulting from:
  State income tax benefit, net of federal effect........    (3,405)   (1,707)    (1,294)
  Increase in valuation allowance, primarily related to
    net operating losses.................................    20,361    12,502      9,865
  Other..................................................     2,342    (1,121)    (1,239)
                                                           --------   -------    -------
Income tax provision.....................................  $     --   $    --    $    --
                                                           ========   =======    =======

                                  PEAPOD, INC.

(12) INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $    176   $     93
  Deferred revenues.........................................        10        213
  Fixed asset depreciation..................................        43         --
  Other.....................................................     2,983        457
  Net operating loss........................................    43,728     25,850
                                                              --------   --------
    Gross deferred tax assets...............................    46,940     26,613
    Less valuation allowance................................   (46,940)   (26,579)
                                                              --------   --------
      Net deferred tax assets...............................        --         34
                                                              --------   --------
Deferred tax liabilities:
  Fixed asset depreciation..................................        --        (34)
                                                              --------   --------
    Gross deferred tax liabilities..........................        --        (34)
                                                              --------   --------
Deferred income taxes.......................................  $     --   $     --
                                                              ========   ========

    The net change in the total valuation allowance for the years ended
December 31, 2000, 1999 and 1998 was an increase of $20,361,000, $12,502,000 and
$9,865,000, respectively. As of December 31, 2000, the Company has approximately $107,600,000 of net operating loss carryforwards which expire from 2012 through 2020.

(13) EMPLOYEE BENEFIT PLANS

    Effective September 1, 1995, the Company implemented a 401(k) savings plan ("Savings Plan"). Qualified employees may participate in the Savings Plan by contributing up to 15% of their gross wages. The Company may elect to make matching contributions at the discretion of the Board of Directors of the Company. The Company has made no contributions through December 31, 2000.

    In 1997, the Company implemented an employee stock purchase plan ("Purchase Plan"). The Company's Purchase Plan provides that eligible employees may contribute up to $6,250 of their base earnings per quarter towards the quarterly purchase of the Company's common stock. The employee's purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. The total number of shares issuable under the Purchase Plan is 150,000. During 2000, 22,165 shares were issued under the Purchase Plan at prices ranging from $1.15 to $7.33. During 1999, 9,878 shares were issued under the Purchase Plan at prices ranging from $4.17 to $6.91. During 1998, 16,213 shares were issued under the Purchase Plan at prices ranging from $4.46 to $5.95.

(14) NON-RECURRING EXPENSES

    Non-recurring expenses in 2000 consist of: (i) severance expenses of $1,938,000, which were incurred primarily in connection with the termination of Mr. Malloy as CEO in March, 2000, and were paid prior to December 31, 2000;
(ii) impaired asset write-offs for certain long-lived assets that are not

                                  PEAPOD, INC.

(14) NON-RECURRING EXPENSES (CONTINUED)
expected to be recoverable based on cash flow analysis, lease termination costs, and other facilities closing costs of $4,666,000, primarily related to decisions to exit certain markets or abandon certain facilities in continuing markets;
(iii) costs of transitioning to new supply and management agreements of $1,345,000; (iv) expenses attributable to a failed financing transaction of $1,037,000, consisting primarily of legal, accounting and valuation costs; (v) charges for the settlement of claims related to a prior licensing obligation of $705,000, consisting primarily of additional programming costs; and (vi) other non-recurring expenses of $427,000. Additional severance and related expenses are expected to be incurred in 2001 related to the decision to exit certain markets and abandon certain facilities in continuing markets. The amount of such additional costs is not known at the present time.

    The following table depicts the exit charges and related liability balances as of and for the year ended December 31, 2000, primarily related to the decisions to exit certain markets and abandon certain facilities in continuing markets (in thousands):

                                                                                              BALANCE IN
                                                                             PAYMENTS          ACCRUED
                                                               IMPAIRED       THROUGH          EXPENSES
                                                 TOTAL EXIT     ASSET      DECEMBER 31,    AT DECEMBER 31,
                                                   COSTS      WRITE-OFFS       2000              2000
                                                 ----------   ----------   -------------   ----------------
Impaired asset write-offs......................    $2,481       $2,481        $   --             $ --
Lease termination costs........................       839           --           494              345
Other facilities closing costs.................     1,346           --         1,046              300
                                                   ------       ------        ------             ----
                                                   $4,666       $2,481        $1,540             $645
                                                   ======       ======        ======             ====

    The 1999 non-recurring expenses were primarily attributable to the employment of Mr. Malloy as CEO in September 1999 (who subsequently resigned in March 2000).

                                  PEAPOD, INC.

(15) QUARTERLY RESULTS (UNAUDITED)

    The following provides an unaudited summary of quarterly financial data. Certain amounts previously presented in the Company's quarterly reports on Form 10-Q have been reclassified below to conform to the presentation in the accompanying 2000 statement of operations.

                                                                        2000
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                -----------------------------------------------------
                                                1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                -----------   -----------   -----------   -----------
Net sales.....................................  $   24,774    $   22,632    $   21,706    $   23,732
Cost of sales.................................      19,216        17,574        17,293        17,563
                                                ----------    ----------    ----------    ----------
Gross profit..................................       5,558         5,058         4,413         6,169
Operating expenses:
  Fulfillment operations......................       8,931         7,796         7,919        12,633
  General and administrative..................       2,039         2,150         2,768         4,465
  Marketing and selling.......................       1,200           987         1,341         4,662
  System development and maintenance..........       1,189         1,469         1,490         1,661
  Depreciation and amortization...............         664           737           942         1,908
  Non-recurring expenses......................       4,118         1,490            --         4,510
                                                ----------    ----------    ----------    ----------
    Total operating expenses..................      18,141        14,629        14,460        29,839
                                                ----------    ----------    ----------    ----------
Operating loss................................     (12,583)       (9,571)      (10,047)      (23,670)
Other income (expense):
  Investment income...........................        (103)           16           776           390
  Interest expense............................         (56)         (218)          (94)         (118)
  Non-cash interest expense...................          --          (616)         (431)         (433)
                                                ----------    ----------    ----------    ----------
Net loss......................................     (12,742)      (10,389)       (9,796)      (23,831)
Non-cash deemed dividend on preferred stock...          --       (56,953)           --            --
Preferred stock dividend and accretion........          --            --        (1,710)       (1,453)
                                                ----------    ----------    ----------    ----------
Net loss available to common stockholders.....  $  (12,742)   $  (67,342)   $  (11,506)   $  (25,284)
                                                ==========    ==========    ==========    ==========
Basic and diluted net loss per share..........  $    (0.70)   $    (3.73)   $    (0.64)   $    (1.41)
Shares used to compute basic and diluted net
  loss per share:.............................  18,207,875    18,044,710    17,957,148    17,967,948

                                  PEAPOD, INC.

(15) QUARTERLY RESULTS (UNAUDITED) (CONTINUED)

                                                                        1999
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                -----------------------------------------------------
                                                1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                -----------   -----------   -----------   -----------
Net sales.....................................  $   17,977    $   16,934    $   16,351    $   21,434
Cost of sales.................................      14,366        12,903        12,241        16,075
                                                ----------    ----------    ----------    ----------
Gross profit..................................       3,611         4,031         4,110         5,359
Operating expenses:
  Fulfillment operations......................       4,872         5,017         5,571         8,120
  General and administrative..................       1,573         1,679         2,155         1,551
  Marketing and selling.......................       1,207         1,051         1,523         2,949
  System development and maintenance..........         723           787           916         1,117
  Depreciation and amortization...............         474           604           525           619
  Pre-opening costs...........................         280           360           188            70
  Non-recurring expenses......................          --            --         2,830            --
                                                ----------    ----------    ----------    ----------
    Total operating expenses..................       9,129         9,498        13,708        14,426
                                                ----------    ----------    ----------    ----------
Operating loss................................      (5,518)       (5,467)       (9,598)       (9,067)
Other income (expense):
  Investment income...........................         478           586           288            32
  Interest expense............................         (29)          (44)          (42)          (72)
                                                ----------    ----------    ----------    ----------
Net loss......................................  $   (5,069)   $   (4,925)   $   (9,352)   $   (9,107)
                                                ----------    ----------    ----------    ----------
Basic and diluted net loss per share..........  $    (0.29)   $    (0.28)   $    (0.53)   $    (0.50)
Shares used to compute basic and diluted net
  loss per share..............................  17,188,508    17,403,382    17,498,863    18,071,984

(16) SUBSEQUENT EVENTS

    On February 26, 2001, the revolving credit facility with Ahold was increased from $20,000,000 to $50,000,000 on substantially identical terms as the original facility.

    On February 21, 2001, the Company announced that it was closing its San Francisco distribution center in order to focus on markets where product could be obtained from Ahold-owned companies. The San Francisco distribution center was closed on March 11, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated herein by reference.

(a) Information about directors and nominees required by this item is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed on or before April 30, 2001 in connection with its 2001 Annual Meeting of Stockholders.

(b) Information regarding compliance with Section 16(a) reporting requirements, to the extent required to be disclosed, is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed on or before April 30, 2001 in connection with its 2001 Annual Meeting of Stockholders.

(c) The following sets forth certain information concerning each of the Company's executive officers.

    MARC C. VAN GELDER, age 39, serves as President and Chief Executive Officer, and as a director. He joined the Company in May 2000. Prior to joining Peapod, Mr. van Gelder held the position of Senior Vice President, Logistics and Supply Chain Management, for the Stop & Shop Supermarket Company, a wholly-owned subsidiary of Ahold. Prior to joining Stop & Shop, Mr. van Gelder held the position of Program Director, Business Development for Ahold in the Netherlands from 1996 through 1998, and prior to that, of Senior Manager for McKinsey & Company from 1990 through 1996.

    ANDREW B. PARKINSON, age 43, is a co-founder of the Company and currently serves as the Company's Chief Financial Officer and as its Chairman. He served as Peapod's President and Chief Executive Officer from its founding until 1999. Prior to founding Peapod, Mr. Parkinson held various brand and product management positions with Kraft Foods, Inc. and Procter & Gamble Co.

    THOMAS L. PARKINSON, age 41, is a co-founder of the Company and has been its Senior Vice President--Chief Technology Officer since its founding in 1989. He has had primary responsibility for directing consumer product development and technology research and development, and he is the principal architect of Peapod's software. Prior to founding Peapod, Mr. Parkinson held various field sales and sales management positions with Procter & Gamble Co. Thomas Parkinson is the brother of Andrew Parkinson, the Company's Chairman.

    MICHAEL P. BRENNAN, age 37, currently serves as Senior Vice
President--Marketing and Product Management. He joined Peapod in 1997 as Director--Grocery Formats. Prior to joining Peapod, from 1990 through 1997,
Mr. Brennan was with the management consulting firm A.T. Kearney, most recently as a Principal.

    JOHN R. BROWN, age 38, serves as Senior Vice President--Human Resources. He joined Peapod in August 2000 from Ahold's Bi-Lo division, where he was Vice President--Human Resources since January 1999. Prior to transferring to Bi-Lo, he spent two years as Director-Human Resources with Ahold's American Sales Company, its HBC/GM/RX procurement and distribution company. Before joining Ahold, Mr. Brown spent eight years in Human Resources in retail and distribution with Hannaford Bros. Company, a New England supermarket operator, and Cliffstar Corporation, a privately held private label juice manufacturer.

    EARL W. RACHOWICZ, age 49, currently serves as Vice President and Controller, functioning as Peapod's principal accounting officer, and is also responsible for financial aspects of system and process re-engineering to support Peapod's growth. He is also the Treasurer and Assistant Secretary. In the past, he has served as Secretary and Assistant Treasurer. He joined Peapod as Controller in 1993 and in 1994 became Vice President and Controller. Prior to joining Peapod he was a self-employed Certified Public Accountant, after spending 11 years with the public accounting firm of Ernst & Young.

    JOHN BURCHARD, age 41, currently serves as Senior Vice President and Chief Information Officer. Prior to this, he was President of Split Pea
Software, Inc. ("SplitPea"), the technology licensing company established by Peapod, where he was active in the target marketing of the Split Pea system in many countries. He also helped establish the Split Pea solution in Australia via a software licensing agreement with Coles Myer, one of the largest retailers in that country. Mr. Burchard joined Peapod from America Online, where he served as the central region sales manager for the company's business-to-business division, AOL Enterprise. Prior to AOL, he sold turnkey enterprise computing solutions for IDX Corporation, a health-care information systems company. He also worked at CompuServe, Inc. as regional sales manager responsible for selling data network solutions to Fortune 1000 companies based in the Western United States.

    ANTHONY G. STALLONE, age 45, is Vice President--Perishables Procurement, is responsible for quality, profitability and consumer education for Peapod's produce and other fresh product lines. He joined Peapod in September 2000 through the Company's acquisition of Streamline.com, Inc.'s ("Streamline") Chicago operations, where he held a similar position. He became involved in the online grocery industry in 1996 while a consultant for the fresh markets area of Scotty's Home Market ("Scotty's", which subsequently became Streamline's Chicago operations). Mr. Stallone joined Scotty's on a full-time basis in 1999 as Vice President of Fresh Markets. He has over 25 years of experience in the produce industry, where he was President of Tony Stallone Co. (a consulting company) from 1996 to 1999, and President of A. Stallone Produce from 1984 to 1995.

    JONATHAN C. WILSON, age 36, currently serves as Vice President--Database and Business System Development. He is responsible for the development and operations of all Peapod database systems, the development and support of the business logic and data access routines within all Peapod consumer applications, and all systems used to support the Peapod business. Mr. Wilson joined Peapod in 1995 as Team Leader: Technical Architecture Group and has served as Manager, Senior Manager and Director--Database and Business System Development. Prior to joining Peapod, he spent over six years at Andersen Consulting, most recently as a systems consulting manager in their food and retail practice.

    ROBERT DEFEO, age 56, is Vice President--General Manager and is responsible for operations in Peapod's Washington, D.C. market. He joined Peapod in September 2000 through the Company's acquisition of Streamline's Washington, D.C. operations, where he held a similar position. Prior to joining Streamline, Mr. DeFeo held various senior management positions at Staples, Inc. from 1986 to 1998, including his role as the company's first director when the chain began its national expansion. He also has over twenty years of experience in the supermarket industry where he held key management positions.

    SCOTT DEGRAEVE, age 44, is Vice President--General Manager and is responsible for operations in Peapod's Chicago market and the Company's corporate merchandising function. He joined Peapod in September 2000 through the Company's acquisition of Streamline's Chicago operations, where he held a similar position. Prior to this, in 1991 he founded Scotty's Home Market, a Chicago-based online grocer and the first in the industry to distribute from a dedicated warehouse model. He managed Scotty's through the start-up and funding phase until it was acquired by Streamline in early 2000. Mr. DeGraeve also spent 12 years with Motorola in various operational finance positions, including Group Controller for its cellular telephone group and was involved in several of Motorola's start-up businesses.

ITEM 11.  EXECUTIVE COMPENSATION

    Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

      The following financial statements are filed as part of this report:

      Independent Auditors' Report.

      Balance Sheets as of December 31, 2000 and 1999.

      Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

      Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998.

      Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

      Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

      Notes to Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULE

      Report of Independent Public Accountants on Financial Statement Schedule.

      Schedule II--Valuation and Qualifying Accounts.

      All other schedules are omitted because of the absence of conditions under which they would have been required or because the required information is disclosed in the financial statements or notes thereto.

(a)(3) EXHIBITS

    The following exhibits are filed herewith or are incorporated herein:

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
   2.1            Conversion Agreement and Plan of Reorganization
                  (incorporated by reference to Exhibit 10.1 to the
                  Registrant's Registration Statement on Form S-1, as amended
                  (Registration No. 333-24341) (the "Registration Statement"))

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
   2.2            Asset Purchase Agreement, dated as of September 7, 2000,
                  among Streamline.com, Inc., Beacon Home Direct, Inc.,
                  Streamline Mid-Atlantic, Inc. and Peapod, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form
                  8-K filed on September 12, 2000)

   3.1--          Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Registration Statement)

   3.2--          Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on July
                  7, 2000)

   3.3-- Restated By-Laws of the Company (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on July 7, 2000)

   4.1-- Amended and Restated Stockholders Rights Agreement (amended and restated as of October 12, 2000) between Peapod, Inc.
                  and First Chicago Trust Company of New York, a Division of
                  Equiserv (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 2000)

   4.2--          Certificate of Designation of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement)

   4.3            Certificate of Designation of Series C Convertible Preferred
                  Stock (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed on October 18, 2000)

   4.4            Exchange Agreement and First Amendment to Purchase Agreement
                  (dated April 14, 2000) by and among Peapod, Inc. and
                  Koninklijke Ahold N.V., dated October 12, 2000 (incorporated by reference to Exhibit 99.1 of the Current Report on Form
                  8-K filed on October 18, 2000)

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

 *10.8-- Form of Severance Agreement between the Company and each of Andrew B. Parkinson, Thomas L. Parkinson, John A. Furton and
                  Marc van Gelder

 *10.9-- Form of Severance Agreement between the Company and each of Dan Rabinowitz, Michael Brennan, Raymond Britt, John
                  Caltagirone and Toya Campbell

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
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

+*10.14--         Amended and Restated 1997 Long-Term Incentive Plan, modified as of July 11, 2000

 *10.15--         Employee Stock Purchase Plan (incorporated by reference to
                  Exhibit 10 of the Registration Statement on Form S-8 dated
                  September 11, 1997)

 *10.16-- Form of Indemnification Agreement between the Company and each of its directors and certain executive officers (and the following former directors and executive officers:
                  William Malloy, Dan Rabinowitz, Tasso H. Coin, Seth L.
                  Pierrepont and Robert Goodale)

 *10.17--         Executive Employment Agreement dated as of September 27,
                  1999 between William Malloy and the Company

  10.18-- Nonsolicitation and Noncompete Agreement dated as of September 27, 1999 between William Malloy and the Company

 *10.19-- Basic Stock Option Agreement dated as of September 27, 1999 between William Malloy and the Company

 *10.20--         Performance Accelerated Stock Option Agreement dated as of
                  September 27, 1999 between William Malloy and the Company

  10.21--         Severance Agreement dated as of September 27, 1999 between
                  William Malloy and the Company

  10.22--         Amended and Restated Severance Agreement dated as of
                  February 17, 2000 between William Malloy and the Company

 *10.23--         Promissory Note dated September 27, 1999 executed by William
                  Malloy in favor of the Company

 *10.24-- Amendment No. 1 to Promissory Note dated as of March 3, 2000 between William Malloy and the Company

  10.25-- Purchase Agreement dated April 14, 2000 between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated April
                  28, 2000)

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
  10.26--         Credit Agreement dated April 14, 2000 between the Company
                  and Koninklijke Ahold N.V. (incorporated by reference to
                  Exhibit 99.2 of the Current Report on Form 8-K dated April
                  28, 2000)

  10.27--         Amended and Restated Security Agreement dated as of April 5,
                  2000 by the Company to BEW, Inc. and Koninklijke Ahold N.V.
                  (incorporated by reference to Exhibit 99.3 of the Current
                  Report on Form 8-K dated April 28, 2000)

  10.28--         Amended and Restated Collateral Assignment of Intellectual
                  Property Agreement dated as of April 14, 2000 by the Company to BEW, Inc. and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K dated April 28, 2000)

  10.29-- Registration Rights Agreement dated April 14, 2000 between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K dated April 28, 2000)

  10.30-- Supply and Services Agreement dated April 14, 2000 between the Company and Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K dated April 28, 2000)

  10.31--         Voting Agreement dated April 14, 2000 among Thomas L.
                  Parkinson, Andrew B. Parkinson, Trygve E. Myhren, Robert S.
                  Goodale, Tasso H. Coin, Seth L. Pierrepont, Mark Van
                  Stekelenburg, Drayton McLane and Koninklijke Ahold N.V.
                  (incorporated by reference to Exhibit 99.7 of the Current
                  Report on Form 8-K dated April 28, 2000)

  10.32--         Voting Agreement dated April 14, 2000 among Tribune National
                  Marketing Company, Nevis Capital Management, Inc. and
                  Koninklijke Ahold N.V. (incorporated by reference to Exhibit
                  99.8 of the Current Report on Form 8-K dated April 28, 2000)

  10.33--         Warrant to Purchase 100,000 shares of Common Stock of the
                  Company issued April 10, 2000 to Koninklijke Ahold N.V.
                  (incorporated by reference to Exhibit 99.9 of the Current
                  Report on Form 8-K dated April 28, 2000)

  10.34--         Warrant to Purchase 3,566,667 shares of Common Stock of the
                  Company to Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.10 of the Current Report on Form 8-K dated
                  April 28, 2000)

  10.35--         Form of Warrant to Purchase 32,894,270 shares of Common
                  Stock of the Company to Koninklijke Ahold N.V. (incorporated by reference to Exhibit 99.11 of the Current Report on Form
                  8-K dated April 28, 2000)

  10.36--         Promissory Note issued by the Company to BEW, Inc. on April
                  5, 2000 in the amount of $3,000,000 (incorporated by reference to Exhibit 99.13 of the Current Report on Form 8-K dated April 28, 2000)

+*10.37--         Executive Employment Agreement dated as of May 1, 2000
                  between Marc van Gelder and the Company

+*10.38--         Year 2000 Long-Term Incentive Plan, modified as of July 11,
                  2000

+*10.39--         Employee Incentive Plan (2000)

+*10.40--         CEO Plan (2000)

    EXHIBIT
      NO.         DESCRIPTION
    -------       -----------
  10.41--         First Amendment to Credit Agreement between the Company and
                  Koninklijke Ahold N.V. dated February 26, 2001 (incorporated by reference to Exhibit 99.1 of the Current Report on Form
                  8-K dated March 2, 2001).

 +10.42--         Second Amendment to Credit Agreement between the Company and
                  Koninklijke Ahold N.V. dated March 30, 2001

 +23.--           Independent Auditors' Consent

 +24.--           Powers of Attorney

- ------------------------

+  Filed herewith

*   Represents management contract or compensatory plan

(b) REPORTS ON FORM 8-K

    On October 18, 2000, the Company filed a Form 8-K announcing that on
October 12, 2000, the Company entered into the Exchange Agreement with Ahold. Under the Exchange Agreement, Ahold agreed to exchange 726,371 shares of the Registrant's Series B Preferred Stock held by Ahold for 726,371 shares of the Registrant's Series C Preferred Stock. The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Registrant of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C Preferred Stock beginning on June 30, 2008.

    On November 21, 2000, the Company filed a Form 8-K/A, amending its
September 12, 2000 Form 8K, to include required financial disclosures related to the acquisition of operations from Streamline.com, Inc.

    On March 2, 2001, the Company filed a Form 8-K announcing that on February 26, 2001, the Company entered into a First Amendment to Credit Agreement (the "Amendment") with Koninklijke Ahold N.V. ("Ahold"). Under the Amendment, Ahold agreed to increase its commitment under the Credit Agreement dated April 14, 2000 from $20,000,000 to $50,000,000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Peapod, Inc.:

    Under date of February 9, 2001, except as to Note 16 which is as of March 11, 2001, we reported on the accompanying balance sheets of Peapod, Inc. as of December 31, 2000 and 1999, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/KPMG LLP

Chicago, Illinois
February 9, 2001

                                  PEAPOD, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    Represents allowance for doubtful accounts (in thousands).

                   COLUMN A                         COLUMN B      COLUMN C     COLUMN D       COLUMN E
- -----------------------------------------------   ------------   ----------   ----------   --------------
                                                   BALANCE AT    CHARGED TO
                                                  BEGINNING OF   COSTS AND                 BALANCE AT END
                                                      YEAR        EXPENSES    DEDUCTIONS      OF YEAR
- -----------------------------------------------   ------------   ----------   ----------   --------------
Year ended December 31, 1998...................       $352          $318         $(383)         $287

Year ended December 31, 1999...................        287           244          (299)          232

Year ended December 31, 2000...................        232           468          (260)          440

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PEAPOD, INC.

March 30, 2001                                 By:                /s/ ANDREW B. PARKINSON
                                                        ------------------------------------------
                                                                    Andrew B. Parkinson
                                                                         CHAIRMAN

    We the undersigned officers and directors of Peapod, Inc., hereby severally constitute and appoint Andrew B. Parkinson and Earl W. Rachowicz, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Peapod, Inc. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities indicated, on this 30th day of March, 2001.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
       /s/ ANDREW B. PARKINSON         Chairman and Chief Financial Officer   March 30, 2001
- ------------------------------------
         Andrew B. Parkinson

                  *                    President--                            March 30, 2001
- ------------------------------------     Chief Executive Officer and
           Marc van Gelder               Director

        /s/ EARL W. RACHOWICZ          Vice President and Controller          March 30, 2001
- ------------------------------------     (principal accounting officer)
          Earl W. Rachowicz

                  *                    Director                               March 30, 2001
- ------------------------------------
        Maarten Dorhout Mees

                  *                    Director                               March 30, 2001
- ------------------------------------
          William J. Grize

                  *                    Director                               March 30, 2001
- ------------------------------------
            Brian Hotarek

                  *                    Director                               March 30, 2001
- ------------------------------------
           Drayton McLane

                  *                    Director                               March 30, 2001
- ------------------------------------
          Trygve E. Myhren

                  *                    Director                               March 30, 2001
- ------------------------------------
            Gary Preston

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
                  *                    Director                               March 30, 2001
- ------------------------------------
            Marc E. Smith

                  *                    Director                               March 30, 2001
- ------------------------------------
        Mark Van Stekelenburg

                  *                    Director                               March 30, 2001
- ------------------------------------
           Ronald van Solt

* By:                 /s/ ANDREW B. PARKINSON
                      -------------------------------
                      Andrew B. Parkinson
                      Attorney-in-Fact