Form 10-Q
period 2001-03-31
PEAPOD INC
filed 2001-05-15
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22557

PEAPOD, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36–4118175
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9933 Woods Drive,   Skokie, Illinois  60077
(Address of principal executive offices)  (ZIP Code)

(847) 583-9400
(Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

          The number of shares outstanding of the registrant's common stock, $0.01 par value (“Common Stock”) as of May 4, 2001 was 18,029,542.

PART I

FINANCIAL INFORMATION

ITEM 1.            Financial Statements.

PEAPOD, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,703	$14,676
Receivables, net of allowance for doubtful accounts of $325 and $440 as of March 31, 2001 and December 31, 2000	479	397
Merchandise inventory	1,801	1,662
Prepaid expenses	654	677
Other current assets	2,577	2,549
Total current assets	9,214	19,961
Property and equipment:
Computer equipment and software	11,494	8,212
Service equipment and other	6,418	5,813
Leasehold improvements	9,102	9,007
Property and equipment, at cost	27,014	23,032
Less accumulated depreciation and amortization	(11,147)	(8,285)
Net property and equipment	15,867	14,747
Net goodwill and other intangibles	6,781	7,123
Other non-current assets	3,468	3,902
Total assets	$35,330	$45,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,875	$2,064
Accounts payable to related party	4,076	2,891
Accrued compensation	1,589	1,926
Other accrued liabilities	9,982	9,444
Borrowings under credit facility	6,000	—
Deferred revenue	10	58
Current obligations under capital lease	1,965	1,965
Total current liabilities	25,497	18,348
Obligations under capital lease, less current portion	4,226	4,829
Total liabilities	29,723	23,177
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 726,371 shares of Series C convertible preferred stock issued and outstanding (aggregate liquidation preference of $77,082)	65,395	64,684
Common stock, $.01 par value, 100,000,000 shares authorized; 18,443,165 and 18,423,144 shares issued at March 31, 2001 and December 31, 2000	184	184
Additional paid-in capital	74,135	74,832
Accumulated deficit	(132,234)	(115,271)
Treasury stock, at cost, 453,640 shares at March 31, 2001 and December 31, 2000	(1,873)	(1,873)
Total stockholders’ equity	5,607	22,556
Total liabilities and stockholders' equity	$35,330	$45,733

See accompanying notes to financial statements.

PEAPOD, INC.

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(unaudited)

	Three months ended March 31,
	2001	2000
Gross sales	$25,274	$24,914
Promotional discounts and allowances	(337)	(140)
Net sales	24,937	24,774
Cost of sales	16,963	19,216
Gross profit	7,974	5,558

Operating expenses:
Fulfillment operations	12,443	8,931
General and administrative	3,757	2,039
Marketing and selling	3,019	1,200
System development and maintenance	951	1,189
Depreciation and amortization	1,991	664
Non-recurring expenses	761	4,118
Total operating expenses	22,922	18,141

Operating loss	(14,948)	(12,583)
Other income (expense):
Net investment income (expense)	95	(103)
Non-cash interest expense	(434)	—
Interest expense	(165)	(56)
Net loss	(15,452)	(12,742)
Preferred stock dividends	(1,511)	—
Non-cash accretion on preferred stock	(711)	—
Net loss available to common stockholders	$(17,674)	$(12,742)

Net loss per share – basic and diluted	$(0.98)	$(0.70)

Shares used to compute net loss per share – basic and diluted	17,981,511	18,207,875

See accompanying notes to financial statements.

PEAPOD, INC.

STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Net loss	$(15,452)	$(12,742)

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized holding loss arising during the period	—	(1)
Reclassification adjustment for losses realized during the period and included in net loss	—	105

Comprehensive loss	$(15,452)	$(12,638)

See accompanying notes to financial statements. PEAPOD, INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(15,452)	$(12,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,991	664
Non-cash interest expense	434	—
Provision for doubtful accounts	62	97
Loss on sales of marketable securities	—	105
Forgiveness of debt of officer	—	1,667
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(144)	66
(Increase) decrease in merchandise inventory	(139)	(86)
(Increase) decrease in prepaid expenses	(166)	30
(Increase) decrease in other current assets	(28)	(1,032)
(Increase) decrease in restricted cash	—	(1)
Increase (decrease) in accounts payable	996	3,987
Increase (decrease) in accrued compensation	(337)	684
Increase (decrease) in other accrued liabilities	(972)	2,185
Increase (decrease) in deferred revenue	(48)	(120)
Net cash used in operating activities	(13,803)	(4,496)
Cash flows from investing activities:
Property and equipment purchased	(2,581)	(658)
Sales of marketable securities	—	5,428
Net cash provided by (used in) investing activities	(2,581)	4,770
Cash flows from financing activities:
Proceeds from borrowings under credit facility	6,000	—
Proceeds from issuance of stock upon exercise of options and employee stock purchase plan	14	372
Payments on capital lease obligations	(603)	(219)
Net cash provided by financing activities	5,411	153
Net increase (decrease) in cash and cash equivalents	(10,973)	427
Cash and cash equivalents at beginning of period	14,676	3,343
Cash and cash equivalents at end of period	$3,703	$3,770
Supplemental disclosure of cash flows information—interest paid	$129	$40
Supplemental disclosures of noncash investing and financing activity:
Accrued preferred stock dividends	1,511	—
Non-cash accretion on preferred stock	711	—

See accompanying notes to financial statements.  PEAPOD, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.          Basis of Presentation.  The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations.  In the opinion of the Company’s management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the periods indicated.  The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2000, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.          Reclassifications.  Certain prior year balances have been reclassified to conform with the current year presentation.

3.          Stockholders’ Equity.  On June 30, 2000, the Company issued preferred securities and warrants under the terms of a purchase agreement, dated April 14, 2000, (the “Purchase Agreement”) with Koninklijke Ahold N.V. (“Ahold”.)  Pursuant to the terms of the Purchase Agreement, the Company sold 726,371 shares of the Company’s series B convertible redeemable preferred stock, par value $.01 per share (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 32,894,270 shares of the Company’s common stock for an aggregate purchase price of $72,637,024.  All of the outstanding shares of Series B Preferred Stock were exchanged on October 12, 2000 for shares of series C convertible preferred stock, par value $.01 per share (the “Series C Preferred Stock”).  The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Company of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C Preferred Stock beginning on June 30, 2008.  The Series C Preferred Stock is convertible into 19,369,873 shares of common stock, subject to adjustment for certain dilutive issuances, which represented approximately 52% of the Company’s common stock outstanding as of March 31, 2001.  The Series C Preferred Stock ranks senior to the common stock with respect to dividends and liquidation payments, and has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends.  The Series C Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum until June 30, 2008, and thereafter at the rate of 16% per annum.  Ahold has waived its right to receive payment of all accumulated and unpaid dividends on the Series C Preferred Stock, including future quarterly dividends, until the completion of a debt or equity financing transaction (a “Financing Transaction”) including, without limitation, a public offering of capital stock of Peapod, at which time Peapod shall use the cash proceeds from the Financing Transaction to pay all accumulated and compounded dividends on the Series C Preferred Stock.  As of March 31, 2001, such accumulated and unpaid dividends totaled $4,445,000.  Holders of Series C Preferred Stock are entitled to vote together with the holders of Peapod common stock as a single class on all matters submitted for a vote to holders of common stock.  The Company may redeem the outstanding shares of Series C Preferred Stock at any time after April 14, 2008 at a redemption price per share equal to the liquidation preference for the Series C Preferred Stock, plus the amount of any accumulated and unpaid dividends as of the date of the redemption.  The difference between the net issuance price and the redemption value of the Series B Preferred Stock, assuming redemption on April 14, 2008, was accreted (based on the eight-year period to redemption) through charges to additional paid-in capital prior to conversion of the Series B Preferred Stock to the Series C Preferred Stock.  The imputed cost of the increasing dividend rate on the Series C Preferred Stock is being accreted using the interest method as increases to the carrying amount of the Series C Preferred Stock through June 30, 2008.  The Warrants have an exercise price of $3.75, subject to adjustment, and are immediately exercisable.  The imputed fair value of the warrants was calculated to be $56,953,000 using the Black-Scholes option-pricing model and was recognized in the second quarter of 2000 as a deemed dividend on the Series B Preferred Stock, increasing the net loss available to common stockholders.

4.          Reliance on Certain Relationships.  In certain markets, the Company purchases groceries from wholly—owned subsidiaries of Ahold.  Prior to the investment by Ahold on June 30, 2000, all such purchases were made under existing arm’s-length contracts.  Beginning on July 1, 2000, purchases of groceries in these markets have transitioned to new terms negotiated in conjunction with the Purchase Agreement which are believed to be at arm’s-length terms.  Cost of sales for the three months ended March 31, 2001 includes $9,447,000 of groceries purchased from Ahold subsidiaries.  At March 31, 2001, $4,076,000 was owed to subsidiaries of Ahold and is presented as accounts payable to related party.

5.          Credit Facility.  On April 14, 2000, simultaneously with the signing of the Purchase Agreement, the Company entered into a $20,000,000 secured revolving credit facility with Ahold maturing in April 2003.  On February 26, 2001, the revolving credit facility with Ahold was increased from $20,000,000 to $50,000,000 on substantially identical terms as the original facility.  Pursuant to security agreements entered into in connection with the credit facility, the Company’s obligations under the credit facility are secured by a lien on all of the Company’s personal property, including its intellectual property.  In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment, which are immediately exercisable.  The imputed fair value of the warrants was calculated to be $5,358,000 using the Black-Scholes option-pricing model and is being recognized as non-cash interest expense over the life of the credit facility (at March 31, 2001, $3,468,000 is recorded as other non-current assets and $434,000 was recognized as non-cash interest expense in the three month period ended March 31, 2001).  At March 31, 2001, the Company had borrowings under the credit facility of $6,000,000, which bear interest from the date of borrowing at 3% over the LIBOR rate at the date of each borrowing.  The interest rate will be adjusted every 90 days to the then current LIBOR rate plus 3% (or at a rate equal to the higher of (i) the rate, which is ½ of 1% in excess of the Federal Funds Rate, and (ii) the Prime Lending Rate).  Ahold has waived its right to receive payment of all accumulated and unpaid interest on borrowings under the credit facility, including future interest thereon until a Financing Transaction is completed, provided that, upon a Financing Transaction, Peapod shall pay all such accumulated and unpaid interest.  The Company is in compliance with all covenants of the credit facility.

If Ahold exercises any of its warrants prior to April 2003, availability under the credit facility will be reduced dollar-for-dollar for the exercise price received.  Total warrants issued to Ahold, if exercised, would represent an additional approximate 21% of the common stock outstanding as of March 31, 2001.  As of March 31, 2001, no warrants had been exercised by Ahold.

6.          Termination of Employment.  The Company entered into a Separation Agreement with William Malloy dated March 15, 2000.  Effective as of that date, William Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated.  Under the terms of the Separation Agreement, the Company paid Mr. Malloy’s salary through April 30, 2000.  The options to purchase 1,100,000 and 500,000 shares of the Company common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated.  The $2,500,000 loan, which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of Company common stock, was cancelled, and the purchase of common stock was rescinded and cancelled.  The Company recognized a non-recurring expense in the first quarter of 2000 of $1,584,000 representing the difference between the balance of the loan and the fair market value of the 311,891 shares on the date the Separation Agreement was executed.  Mr. Malloy returned those shares to the Company and they became treasury stock on April 24, 2000.  Under the terms of the Separation Agreement, Mr. Malloy’s Severance Agreement was terminated, except as to the Company’s obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years.  In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director.  Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy’s employment by the Company.

7.          Nonrecurring expenses.  During the fourth quarter of 2000, the Company recorded impairment charges for certain long-lived assets not expected to be recoverable, lease termination costs, and other facilities closing costs in connection with decisions to exit certain markets and abandon certain facilities in continuing markets.  Nonrecurring expenses of $761,000 incurred during the quarter ended March 31, 2001 were attributable to activities relating to the closing of the Company’s San Francisco distribution center, and consisted of: (i) $178,000 of lease termination costs, (ii) $156,000 of facility closing costs, and (iii) $427,000 of severance and other payroll costs.  During the quarter ended March 31, 2001, all 92 employees of the San Francisco distribution center were notified that their employment would be terminated and the related severance costs were accrued at that time.  All exit costs relating to facility closings are expected to be paid by the end of 2001, except for certain contractual obligations such as lease commitments.  Nonrecurring expenses totaled $4,118,000 for the quarter ended March 31, 2000 and resulted from severance expenses of $1,890,000, which was incurred primarily in connection with William Malloy’s termination of employment (see Note 6); expenses attributable to a failed financing transaction of $1,000,000; impaired asset write-offs of $832,000 related to cancelled and deferred initiatives; and other nonrecurring expenses of $396,000.

The following table depicts the exit charges and related liability balances as of and for the three month period ended March 31, 2001, primarily related to the decisions to exit certain markets and abandon certain facilities in continuing markets (in thousands):

	Balance in Accrued Expenses at January 1, 2001	Current Exit Costs	Payments through March 31, 2001	Balance in Accrued Expenses at March 31, 2001
Lease termination costs	$345	$178	$(25)	$498
Severance and other payroll costs	––	427	(216)	211
Other facilities closing costs	300	156	––	456
	$645	$761	$(241)	$1,165

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

             The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of net sales:

	Three Months EndedMarch 31,
	2001	2000

Net sales	100%	100%
Cost of sales	68	78
Gross profit	32	22

Operating expenses:
Fulfillment operations	50	36
General and administrative	15	8
Marketing and selling	12	5
System development and maintenance	4	5
Depreciation and amortization	8	3
Nonrecurring expenses	3	16
Total operating expenses	92	73
Operating loss	(60)	(51)
Other income (expense):
Investment income (expense)	*	*
Non-cash interest expense	2	*
Interest expense	*	*
Net loss	(62)%	(51)%

* - Less than 1%

Comparison of Three Months Ended March 31, 2001 and March 31, 2000

             Net  sales.  Net sales are the sales of groceries and related products to customers, net of promotional discounts and allowances, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services.  Net sales increased by 1% from $24,774,000 in the quarter ended March 31, 2000 to $24,937,000 in the quarter ended March 31, 2001.  Net sales for the quarter ended March 31, 2001 includes net sales from two markets opened in 2000 (Southern Connecticut opened June 2000 and Washington, D.C. opened September 2000) and reflects the closing of four markets in September 2000 (Columbus, OH and Houston, Dallas and Austin, TX) and one market in March 2001 (San Francisco, CA).  Revenues from the sale of groceries and related products increased 8% from $22,850,000 in the quarter ended March 31, 2000 to $24,579,000 in the quarter ended March 31, 2001.  However, on a pro forma basis, taking the closed markets out of the base, current market sales were up 42% for the quarter ended March 31, 2001 versus the quarter ended March 31, 2000.  Orders were unchanged from 205,500 in the quarter ended March 31, 2000 to 205,500 in the quarter ended March 31, 2001, while average order size increased 8% from $111 to $120.  In current markets, orders grew 37% from 143,000 orders in the quarter ended March 31, 2000 to 196,000 orders in the quarter ended March 31, 2001.  Promotional discounts and allowances, which reduce the amount a customer pays for their grocery order, increased from $140,000 in the three months ended March 31, 2000 to $337,000 in the three months ended March 31, 2001 as (i) more discounts were offered in new markets in order to quickly build customer density and (ii) the cost of discounts are now the Company’s costs versus the retailers’ costs in certain Ahold markets.  Fees paid by customers and retail partners decreased from $1,744,000 in the quarter ended March 31, 2000 to $454,000 in the quarter ended March 31, 2001.  This decrease is attributable to (i) lower fees paid by retail supply partners and (ii) reduced customer fees in an effort to meet competitors’ pricing (although previously reduced fees charged to customers have been increased in the three months ended March 31, 2001 related to the changing competitive environment and what the Company’s research shows consumers are willing to pay for the convenience of the Peapod service).  Customers, measured as customers transacting within the last 12 months, decreased 8% from 129,800 at March 31, 2000 to 120,000 at March 31, 2001.  This decrease in customers reflects the termination of approximately 38,000 customers upon the closing of a total of five markets in September 2000 and March 2001 offset somewhat by customer additions in the current markets.

             Fees from consumer goods companies for interactive advertising, promotion and research decreased from $320,000 in the quarter ended March 31, 2000 to $61,000 in the quarter ended March 31, 2001.  Because of a focus on completing the financing transactions in 2000, the Company reduced its interactive advertising, promotion and research efforts throughout 2000.  During the quarter ended March 31, 2001, the Company began reinitiating its interactive advertising, promotion and research efforts and expects to continue increasing these efforts.

             Cost of sales.  Cost of sales, which are the cost of groceries and related products, decreased 12% from $19,216,000 in the quarter ended March 31, 2000 to $16,963,000 in the quarter ended March 31, 2001.  The decrease resulted primarily from improved margins resulting from the Ahold relationship and other improvements in online merchandising aimed at personalizing the online store and encouraging the purchase of higher margin items.

             Fulfillment operations.  Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders, (ii) salaries and overhead expenses of each fulfillment center, (iii) salaries and overhead expenses for each metropolitan market; (iv) salaries and overhead expenses for certain field support functions such as recruiting, training and database merchandising and (v) salaries and overhead expenses for certain corporate support functions such as customer support, billing and telecom.  Fulfillment operations expenses increased 39% from $8,931,000 for the quarter ended March 31, 2000 to $12,443,000 for the quarter ended March 31, 2001.  This increase is primarily attributable to (i) the Company now operating and accounting for all fulfillment functions in all markets, whereas in 2000 the Company outsourced much of this function to its retailer partners in exchange for a small service fee; (ii) more of the Company’s orders being fulfilled in centralized fulfillment centers which results in higher fulfillment costs while the Company builds scale and (iii) the addition of two fulfillment centers acquired from Streamline in September 2000.

             At March 31, 2001, the Company fulfilled customer orders from nine fulfillment centers across five metropolitan markets covering 5,031,600 households.  This compares to 22 fulfillment centers across eight metropolitan markets at March 31, 2000 covering 8,586,100 households.  After the first quarter of 2000, one new fast-pick center was opened and leases for two warehouses were acquired, while 15 fulfillment centers were closed in the five markets the Company has exited and one fulfillment center has been temporarily closed to enable retrofitting of certain materials handling equipment and further integration of systems.

             General and administrative.  General and administrative expenses, which include corporate staff, accounting and human resource functions, and occupancy expenses, increased 84% from $2,039,000 in the quarter ended March 31, 2000 to $3,757,000 in the quarter ended March 31, 2001.  The increase is primarily attributable to an increase in compensation related expenses as the Company’s corporate structure has expanded within the areas of (i) operations planning to support the two facilities from the Streamline acquisition; (ii) operations planning to support a decentralized organization structure in other markets and (iii) costs from other markets where the Company absorbed operational responsibilities from its retail partners.  These absorbed expenses include functions such as logistics and transportation planning, operational planning and development and human resources support.

             Marketing and selling.  Marketing and selling expenses include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services.  The Company expenses all such costs as incurred.  Marketing and selling expenses increased by 152% from $1,200,000 for the quarter ended March 31, 2000 to $3,019,000 for the quarter ended March 31, 2001.  Marketing and advertising spending was very limited in the quarter ended March 31, 2000 as the Company sought additional financing.  With the Ahold relationship now in place and to support customer acquisitions in the new markets entered, marketing and advertising spending was increased in the quarter ended March 31, 2001.

             System development and maintenance.  System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, decreased 20% from $1,189,000 for the quarter ended March 31, 2000 to $951,000 for the quarter ended March 31, 2001.  The decrease is primarily attributable to (i) the streamlining of the technology development department and a corresponding reduction in IT staff and (ii) the IT staff working on internal-use software development projects capitalized in 2001 and (iii) lower maintenance costs resulting from the Ahold relationship.  During 2000, IT staff worked on planning and maintenance projects that were not capitalizable.

             Depreciation and amortization.  Depreciation and amortization increased 200% from $664,000 for the quarter ended March 31, 2000 to $1,991,000 for the quarter ended March 31, 2001.  This increase primarily results from equipment and leasehold improvements acquired from Streamline, and includes $531,000 of amortization of goodwill and other intangibles.

             Nonrecurring expenses.  During the fourth quarter of 2000, the Company recorded impairment charges for certain long-lived assets not expected to be recoverable, lease termination costs, and other facilities closing costs in connection with decisions to exit certain markets and abandon certain facilities in continuing markets.  Nonrecurring expenses of $761,000 incurred during the quarter ended March 31, 2001 were attributable to activities relating to the closing of the Company’s San Francisco distribution center, and consisted of: (i) $178,000 of lease termination costs, (ii) $156,000 of facility closing costs, and (iii) $427,000 of severance and other payroll costs.  During the quarter ended March 31, 2001, employees of the San Francisco distribution center were notified that their employment would be terminated and the related severance costs were accrued at that time.  All exit costs relating to facility closings are expected to be paid by the end of 2001, except for certain contractual obligations such as lease commitments.  Nonrecurring expenses totaled $4,118,000 for the quarter ended March 31, 2000 and result from severance expenses of $1,890,000, which was incurred primarily in connection with William Malloy’s termination of employment (see Note 6 in Notes to Financial Statements); expenses attributable to a failed financing transaction of $1,000,000; impaired asset write-offs of $832,000 related to cancelled and deferred initiatives; and other nonrecurring expenses of $396,000.

             Other income (expense).  Other income (expense) includes interest paid on capital leases, interest on borrowings and credit facilities, non-cash interest expense from the amortization of warrants issued with the credit facility, and investment income and expense.  Interest expense increased from $56,000 for the quarter ended March 31, 2000 to $223,000 in the quarter ended March 31, 2001 primarily related to additional capitalized leases acquired from Streamline and borrowings under the Ahold credit facility.  Investment income for the quarter ended March 31, 2000 was $103,000 compared to no investment income for the quarter ended March 31, 2001.  There was no non-cash interest expense in the quarter ended March 31, 2000, as the credit facility was not in place at that time.

LIQUIDITY AND CAPITAL RESOURCES

             Cash used in operating activities increased from $4,496,000 in 2000 to $13,803,000 in 2001.  The change in cash used in operating activities was primarily attributable to increased net losses, an increase in other current assets and decreases in current liabilities.  As of March 31, 2001, the Company had $3,703,000 in cash and cash equivalents and $44,000,000 of available credit under its $50,000,000 revolving credit facility with Ahold.  The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

             The Company expects its cash needs for the nine-month period from April 1, 2001 through December 31, 2001 to be approximately $33,000,000.  The Company’s principal sources of liquidity consist of $3,703,000 of cash as of March 31, 2001 and availability of $44,000,000 under the revolving credit facility with Ahold as of March 31, 2001.  Pursuant to a waiver letter (the “Waiver”), Ahold agreed to allow the Company to defer until the Company completes a financing transaction (i) payment of dividends due and that accrue with respect to shares of Series C Preferred Stock (and the previously held Series B Preferred Stock) and (ii) payment of interest under the credit facility.  The dividends on the preferred stock and the interest under the credit facility will continue to accumulate in accordance with their respective terms.  Further, under the terms or the Waiver, the Company will be required to pay any accumulated and unpaid dividends due on the preferred stock and any overdue interest under the credit facility with proceeds from any financing transaction that the Company completes.  In addition, under the terms of the credit facility, upon completion of certain financings by the Company, the commitment under the credit facility will be permanently reduced by the amount of the net cash proceeds from such financing(s) and any amount outstanding under the credit facility up to the amount of such net cash proceeds will become due and payable.  After completion of a financing by the Company, payment of dividends on the preferred stock and interest under the credit facility will no longer be deferred and will become due and payable in accordance with their terms.

             The Company anticipates, in light of the Waiver from Ahold, that the cash on hand as of March 31, 2001 together with the credit facility will be sufficient to fund the Company’s operations and capital requirements for the remainder of 2001.  However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.  The Company expects to require additional capital to fund its cash needs in 2002.  The Company is currently exploring financing alternatives to raise additional funds to support its business plan for 2002 and beyond.  The Company cannot be certain that additional financing will be available on favorable terms or at all.

             The Company believes that inflation has not had a material effect on its operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             There are no recently issued accounting standards that are believed to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             At March 31, 2001, the Company had borrowings under the credit facility of $6,000,000, which bear interest from the date of borrowing at 3% over the LIBOR rate at the date of each borrowing.  The interest rate will be adjusted every 90 days to the then current LIBOR rate plus 3% (or at a rate equal to the higher of (i) the rate, which is ½ of 1% in excess of the Federal Funds Rate, and (ii) the Prime Lending Rate).

PART II

OTHER INFORMATION

Item 5. Other Information

             Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

             Except for historical matters contained herein, the matters discussed in this report, including statements herein regarding Peapod's competitive strengths and market position, its business strategy, its sufficiency of resources and ability to obtain financing, markets for Peapod’s products, general trends and trends in Peapod’s operations or financial results, Peapod’s expansion strategy and Peapod’s future prospects and profitability, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties that may affect Peapod's business and prospects and cause actual results to differ materially from these forward-looking statements.  Such risks include, without limitation:  (1) the sufficiency of the Company's resources and its ability to obtain financing; (2) the Company's limited operating history; (3) the complexity of the Company's business systems; (4) the Company's ability to manage its growth and expansion strategy; (5) the Company's relationship with Ahold and its affiliates; (6) the Company's ability to leverage its brand name; (7) the Company's ability to respond to rapid technological change; (8) the impact of future losses and negative cash flow; (9) the impact of significant future capital investments; (10) competition from traditional and online retailers; (11) the success of the Internet as a medium for grocery shopping; (12) the Company's ability to build brand identity and customer loyalty; (13) the Company's ability to attract and retain key personnel; and (14) the risk factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 2000 and risk factors identified from time to time in any other filings made by the Company with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K.

(a)         Exhibits - The following exhibits are filed herewith or are incorporated herein:

Exhibit
           No.                    Description

+10.1 Employment Agreement between the Company and Michael P. Brennan, dated November 15, 1999.

+10.2 Bonus Arrangement between the Company and Michael P. Brennan

+           Filed herewith.

(b)        On March 2, 2001, the Company filed a Form 8-K announcing that on February 26, 2001, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with Koninklijke Ahold N.V. (“Ahold”).  Under the Amendment, Ahold agreed to increase its commitment under the Credit Agreement dated April 14, 2000 from $20,000,000 to $50,000,000.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peapod, Inc.
(Registrant)

May 15, 2001	/s/ Andrew B. Parkinson
Andrew B. Parkinson
Chief Financial Officer