Form 10-Q
period 2001-06-30
PEAPOD INC
filed 2001-08-09
CIK 1036992

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22557

PEAPOD, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36–4118175

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9933 Woods Drive, Skokie, Illinois 60077
(Address of principal executive offices) (ZIP Code)

(847) 583-9400
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

             The number of shares outstanding of the registrant's common stock, $0.01 par value (“Common Stock”) as of August 12, 2001 was 18,054,262.

PART I
FINANCIAL INFORMATION

ITEM 1.            Financial Statements.

PEAPOD, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2001	December 31, 2000

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,456	$14,676
Receivables, net of allowance for doubtful accounts of $263 and $440 as of June 30, 2001 and December 31, 2000	293	397
Merchandise inventory	1,039	1,662
Prepaid expenses	1,466	677
Other current assets	2,468	2,549

Total current assets	11,722	19,961
Property and equipment:
Computer equipment and software	10,066	8,212
Service equipment and other	5,275	5,813
Leasehold improvements	10,873	9,007

Property and equipment, at cost	26,214	23,032
Less accumulated depreciation and amortization	(10,078)	(8,285)

Net property and equipment	16,136	14,747
Net goodwill and other intangibles	6,252	7,123
Other non-current assets	3,035	3,902

Total assets	$37,145	$45,733

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$889	$2,064
Accounts payable to related party	2,268	2,891
Accrued compensation	1,304	1,926
Other accrued liabilities	11,434	9,444
Borrowings under credit facility	24,000	—
Deferred revenue	64	58
Current obligations under capital lease	1,888	1,965

Total current liabilities	41,847	18,348
Obligations under capital lease, less current portion	3,820	4,829

Total liabilities	45,667	23,177
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 10,000,000 shares authorized; 726,371 shares of Series C convertible preferred stock issued and outstanding (aggregate liquidation preference of $78,622)	66,115	64,684
Common stock, $.01 par value, 100,000,000 shares authorized, 18,507,902 and 18,423,144 shares issued at June 30, 2001 and December 31, 2000	185	184
Additional paid-in capital	70,387	74,832
Accumulated deficit	(143,336)	(115,271)
Treasury stock, at cost, 453,640 shares at June 30, 2001 and December 31, 2000	(1,873)	(1,873)

Total stockholders’ equity (deficit)	(8,522)	22,556

Total liabilities and stockholders' equity (deficit)	$37,145	$45,733

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(unaudited)

	Three months ended June 30,

	2001	2000

Gross sales	$22,623	$22,732
Promotional discounts and allowances	295	100

Net sales	22,328	22,632
Cost of sales	14,864	17,574

Gross profit	7,464	5,058

Operating expenses:
Fulfillment operations	9,928	7,796
General and administrative	3,697	2,150
Marketing and selling	3,078	987
System development and maintenance	759	1,469
Depreciation and amortization	1,661	737
Nonrecurring expenses	58	1,490

Total operating expenses	19,181	14,629

Operating loss	(11,717)	(9,571)
Other income (expense):
Net investment income	22	16
Non-cash interest expense	(433)	(616)
Interest expense	(485)	(218)

Net loss	(12,613)	(10,389)

Preferred stock dividends	(1,540)	—

Non-cash accretion on preferred stock	(720)	—

Non-cash deemed dividend on preferred stock	—	(56,953)

Net loss available to common stockholders	$(14,873)	$(67,342)

Net loss per share - basic and diluted	$(0.83)	$(3.73)

Shares used to compute net loss per share - basic and diluted	18,021,187	18,044,710

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(unaudited)

	Six months ended June 30,

	2001	2000

Gross sales	$47,897	$47,645
Promotional discounts and allowances	632	239

Net sales	47,265	47,406
Cost of sales	31,827	36,790

Gross profit	15,438	10,616

Operating expenses:
Fulfillment operations	22,371	16,727
General and administrative	7,454	4,189
Marketing and selling	6,097	2,187
System development and maintenance	1,710	2,658
Depreciation and amortization	3,652	1,401
Nonrecurring expenses	819	5,608

Total operating expenses	42,103	32,770

Operating loss	(26,665)	(22,154)
Other income (expense):
Net investment income (expense)	117	(87)
Non-cash interest expense	(867)	(616)
Interest expense	(650)	(274)

Net loss	(28,065)	(23,131)

Preferred stock dividends	(3,051)	—

Non-cash accretion on preferred stock	(1,431)	—

Non-cash deemed dividend on preferred stock	—	(56,953)

Net loss available to common stockholders	$(32,547)	$(80,084)

Net loss per share - basic and diluted	$(1.81)	$(4.42)

Shares used to compute net loss per share - basic and diluted	18,001,458	18,125,842

See accompanying notes to financial statements.

STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,

	2001	2000

Net loss	$(12,613)	$(10,389)

Other comprehensive income:
Unrealized holding gain on available-for-sale securities:
Reclassification adjustment for losses realized during the period and included in net loss	—	14

Comprehensive loss	$(12,613)	$(10,375)

See accompanying notes to financial statements.

STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Net loss	$(28,065)	$(23,131)

Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized holding loss arising during the period	—	(1)
Reclassification adjustment for losses realized during the period and included in net loss	—	119

Comprehensive loss	$(28,065)	$(23,013)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(28,065)	$(23,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,652	1,401
Non-cash interest expense	867	616
Provision for doubtful accounts	89	166
Forgiveness of debt of officer	—	1,667
Loss on disposition of fixed assets	4	2
Changes in operating assets and liabilities:
Decrease in receivables	15	643
(Increase) decrease in merchandise inventory	623	(185)
(Increase) in prepaid expenses	(976)	(259)
(Increase) decrease in other current assets	81	(889)
Decrease in restricted cash	—	301
Increase (decrease) in accounts payable	(1,798)	284
Increase (decrease) in accrued compensation	(622)	372
Increase (decrease) in other accrued liabilities	(1,061)	8,654
Increase (decrease) in deferred revenue	6	(271)

Net cash used in operating activities	(27,185)	(10,628)
Cash flows from investing activities:
Property and equipment purchased	(4,609)	(1,557)
Proceeds from sales/lease back of equipment	601	—
Sales of marketable securities	—	6,388
Proceeds from sale of property and equipment	21	—

Net cash provided by (used in) investing activities	(3,987)	4,831
Cash flows from financing activities:
Net proceeds from issuance of preferred stock and warrants	—	64,428
Proceeds from borrowing under credit facility	24,000	—
Proceeds from issuance of stock upon exercise of options and employee stock purchase plan	38	380
Payments on capital lease obligations	(1,086)	(412)

Net cash provided by financing activities	22,952	64,396

Net increase (decrease) in cash and cash equivalents	(8,220)	58,599
Cash and cash equivalents at beginning of period	14,676	3,343

Cash and cash equivalents at end of period	$6,456	$61,942

Supplemental disclosure of cash flows information - interest paid	$319	$361
Supplemental disclosures of noncash investing and financing activity:
Accrued preferred stock dividends	3,051	—
Non-cash accretion on preferred stock	1,431	—
Non-cash deferred financing costs	—	5,357

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company’s management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 2001, and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

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

All of the outstanding shares of Series B Preferred Stock were exchanged on October 12, 2000 for shares of series C convertible preferred stock, par value $.01 per share (the “Series C Preferred Stock”). The Series C Preferred Stock has the same terms as the Series B Preferred Stock except that, in lieu of a provision for mandatory redemption by the Company of the Series B Preferred Stock, the Series C Preferred Stock provides for an increase in the dividend rate on the Series C Preferred Stock beginning on June 30, 2008. The Series C Preferred Stock is convertible into 19,369,873 shares of common stock, subject to adjustment for certain dilutive issuances, which represented approximately 52% of the Company’s common stock outstanding as of June 30, 2001 on an as converted basis. The Series C Preferred Stock ranks senior to the common stock with respect to dividends and liquidation payments, and has a liquidation preference of $100.00 per share, plus all then accrued and unpaid dividends. The Series C Preferred Stock accrues cumulative dividends, payable quarterly, at the rate of 8% per annum until June 30, 2008, and thereafter at the rate of 16% per annum. Ahold has waived its right to receive payment of all accumulated and unpaid dividends on the Series C Preferred Stock, including future quarterly dividends, until the completion of a debt or equity financing transaction (a “Financing Transaction”) including, without limitation, a public offering of capital stock of Peapod, at which time Peapod is required to use the cash proceeds from the Financing Transaction to pay all accumulated and compounded dividends on the Series C Preferred Stock. As of June 30, 2001, such accrued and unpaid dividends totaled $5,985,000. Holders of Series C Preferred Stock are entitled to vote together with the holders of Peapod common stock as a single class on all matters submitted for a vote to holders of common stock. The Company may redeem the outstanding shares of Series C Preferred Stock at any time after April 14, 2008 at a redemption price per share equal to the liquidation preference for the Series C Preferred Stock, plus the amount of any accumulated and unpaid dividends as of the date of the redemption. The difference between the net issuance price and the redemption value of the Series B Preferred Stock, assuming redemption on April 14, 2008, was accreted (based on the eight-year period to redemption) through charges to additional paid-in capital prior to conversion of the Series B Preferred Stock to the Series C Preferred Stock. The imputed cost of the increasing dividend rate on the Series C Preferred Stock is being accreted using the interest method as increases to the carrying amount of the Series C Preferred Stock through June 30, 2008.

4.	Reliance on Certain Relationships. In certain markets, the Company purchases groceries from wholly-owned subsidiaries of Ahold. Prior to the investment by Ahold on June 30, 2000, all such purchases were made under existing arm’s-length contracts. Beginning on July 1, 2000, purchases of groceries in these markets have transitioned to new terms negotiated in conjunction with the Purchase Agreement which are believed to be at arm’s-length terms. Cost of sales for the three- and six-month periods ended June 30, 2001 includes $9,396,000 and $18,843,000, respectively, of groceries purchased from Ahold subsidiaries. At June 30, 2001, $2,268,000 was owed to subsidiaries of Ahold and is presented as accounts payable to related party.

5.	Credit Facility. On April 14, 2000, simultaneously with the signing of the Purchase Agreement, the Company entered into a $20,000,000 secured revolving credit facility with Ahold maturing in April 2003. On February 26, 2001, the revolving credit facility with Ahold was increased from $20,000,000 to $50,000,000 on substantially identical terms as the original facility. On March 20, 2001, Ahold agreed to increase the amount Peapod can borrow in any one calendar month under the credit facility from $3,000,000 to $6,000,000. Pursuant to security agreements entered into in connection with the credit facility, the Company’s obligations under the credit facility are secured by a lien on all of the Company’s personal property, including its intellectual property. In connection with the credit and security agreements, the Company issued to Ahold warrants to purchase an aggregate of 3,666,667 shares of common stock at an initial exercise price of $3.00, subject to adjustment, which are immediately exercisable. The imputed fair value of the warrants was calculated to be $5,358,000 using the Black-Scholes option-pricing model and is being recognized as non-cash interest expense over the life of the credit facility (at June 30, 2001, $3,035,000 is recorded as other non-current assets and $433,000 and $867,000, respectively, was recognized as non-cash interest expense in the three- and six-month periods ended June 30, 2001). At June 30, 2001, the Company had borrowings under the credit facility of $24,000,000, which bear interest from the date of borrowing at 3% over the LIBOR rate at the date of each borrowing. The interest rate will be adjusted every 90 days to the then current LIBOR rate plus 3% (or at a rate equal to the higher of (i) the rate, which is ½ of 1% in excess of the Federal Funds Rate, and (ii) the Prime Lending Rate). Ahold has waived its right to receive payment of all accumulated and unpaid interest on borrowings under the credit facility, including future interest thereon, until a Financing Transaction is completed, provided that, upon a Financing Transaction, Peapod shall pay all such accumulated and unpaid interest.

If Ahold exercises any of its warrants prior to April 2003, availability under the credit facility will be reduced dollar-for-dollar for the exercise price received. Total warrants issued to Ahold, if exercised, would represent an additional approximate 21% of the common stock outstanding as of June 30, 2001. As of June 30, 2001, no warrants had been exercised by Ahold.

6.	Termination of Employment. The Company entered into a Separation Agreement with William Malloy dated March 15, 2000. Effective as of that date, William Malloy resigned from his position as President and Chief Executive Officer and his employment agreement was terminated. Under the terms of the Separation Agreement, the Company paid Mr. Malloy’s salary through April 30, 2000. The options to purchase 1,100,000 and 500,000 shares of the Company’s common stock, respectively, which were granted to Mr. Malloy pursuant to his employment agreement, were cancelled, unexercised, and the option agreements relating to those option grants were terminated. The $2,500,000 loan, which had been extended to Mr. Malloy in September of 1999 for the purchase of 311,891 shares of Company common stock, was cancelled, and the purchase of common stock was rescinded and cancelled. The Company recognized a nonrecurring expense in the first quarter of 2000 of $1,584,000 representing the difference between the balance of the loan and the fair market value of the 311,891 shares on the date the Separation Agreement was executed. Mr. Malloy returned those shares to the Company and they became treasury stock on April 24, 2000. Under the terms of the Separation Agreement, Mr. Malloy’s Severance Agreement was terminated, except as to the Company’s obligation to maintain directors and officers liability insurance for Mr. Malloy for a period of three years. In addition, Mr. Malloy retains certain contractual rights to indemnification as a former officer and director. Both the Company and Mr. Malloy signed general releases of any and all existing claims related to Mr. Malloy’s employment by the Company.

7.	Nonrecurring expenses. During the fourth quarter of 2000, the Company recorded impairment charges for certain long-lived assets not expected to be recoverable, lease termination costs, and other facilities closing costs in connection with decisions to exit certain markets and abandon certain facilities in continuing markets. Nonrecurring expenses of $819,000 incurred during the six months ended June 30, 2001 are attributable to activities relating to the closing of the Company’s San Francisco distribution center, and consisted of: (i) $459,000 of severance and other payroll costs, (ii) $182,000 of facility closing costs, and (iii) $178,000 of lease termination costs. During the quarter ended March 31, 2001, all 92 employees of the San Francisco distribution center were notified that their employment would be terminated and the related severance costs were accrued at that time. All exit costs relating to facility closings are expected to be paid by the end of 2001, except for certain contractual obligations such as lease commitments. Nonrecurring expenses totaled $5,608,000 for the six months ended June 30, 2000 and resulted from severance expenses of $1,890,000, which was incurred primarily in connection with William Malloy’s termination of employment (see Note 6); expenses attributable to a failed financing transaction of $1,037,000; impaired asset write-offs of $832,000 related to cancelled and deferred initiatives; and other nonrecurring expenses.

The following table depicts the exit charges and related liability balances as of and for the six month period ended June 30, 2001, primarily related to the decisions to exit certain markets and abandon certain facilities in continuing markets (in thousands):

	Balance in Other Accrued Liabilities at January 1, 2001	Current Year Exit Costs	Payments through June 30, 2001	Balance in Other Accrued Liabilities at June 30, 2001

Lease termination costs	$345	$178	$(193)	$330
Severance and other payroll costs	––	459	(459)	––
Other facilities closing costs	300	182	(95)	387

	$645	$819	$(747)	$717

8.	Subsequent events. On July 16, 2001, Ahold and two of its wholly owned subsidiaries (Ahold U.S.A. Holdings, Inc., and Bean Acquisition Corp.) entered into the Agreement and Plan of Merger, dated as of July 16, 2001, as amended (the “Merger Agreement”) with Peapod. Bean Acquisition Corp. is offering to purchase any and all of the outstanding shares of Peapod’s common stock par value $0.01 per share, together with the associated preferred stock purchase rights of Peapod, (the “Common Stock”) (other than shares held by Ahold or its affiliates),for $2.15 per share net to the seller in cash, without any interest, upon the terms and subject to the conditions set forth in an Offer to Purchase made July 27, 2001 and filed with the Securities and Exchange Commission on that date. The tender offer is not subject to any financing condition or a minimum condition but is subject to other customary closing conditions. The offer expires at 12:00 midnight, New York City time on August 23, 2001, unless the offer is extended. If the tender offer is completed, it will be followed by a second-step merger (the “Merger”) of Peapod and Bean Acquisition Corp. whereby all remaining Peapod stockholders, other than Ahold and its affiliates, and holders of shares for which appraisal rights have been sought, who do not tender their shares in the tender offer, will receive $2.15 per share.

The board of directors of Peapod, based on the unanimous recommendation of a special committee (the “Special Committee”) of independent directors of Peapod: (i) has determined that the Merger Agreement, the tender offer and the Merger are fair to and in the best interests of the holders (the “Holders”) (other than Ahold and its affiliates) of shares of common stock of Peapod, (ii) has approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including, without limitation, the tender offer and the Merger and (iii) has resolved, subject to the terms and conditions of the Merger Agreement, to recommend that the Holders accept the tender offer, tender their shares of Common Stock pursuant to the tender offer and approve and adopt the Merger Agreement and the Merger if submitted for their approval.

In connection with its earlier acquisition of Peapod convertible preferred stock, Ahold received antitrust clearance under the Hart Scott Rodino Act and no further clearance is necessary in connection with the tender offer or Merger. Following completion of the tender offer and Merger, the Company will be an indirect wholly owned subsidiary of Ahold, will be delisted from NASDAQ and will no longer be subject to reporting requirements of the Securities Exchange Act of 1934.

Upon a change of control, as defined in Peapod’s stock option plans, all outstanding stock options will vest and a payments totaling approximately $1,130,000 will be made to current option holders representing the difference between the $2.15 offer price and the option exercise price.

The legal proceedings described under Item 1 of Part II of the Form 10-Q were instituted on July 27, 2001. A description of such legal proceedings are contained in Item 1 of Part II of this Form 10-Q.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

             The following table sets forth certain unaudited financial information from the Statements of Operations as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net sales	100%	100%	100%	100%
Cost of sales	67	78	67	78

Gross profit	33	22	33	22

Operating expenses:
Fulfillment operations	44	34	47	35
General and administrative	17	10	16	9
Marketing and selling	14	4	13	5
System development and maintenance	3	6	3	5
Depreciation and amortization	7	3	8	3
Nonrecurring expenses	*	7	2	12

Total operating expenses	85	64	89	69

Operating loss	(52)	(42)	(56)	(47)

Other income (expense):
Investment income (expense)	*	*	*	*
Non-cash interest expense	(2)	(3)	(2)	(1)
Interest expense	(2)	(1)	(1)	(1)

Net loss	(56% )	(46)%	(59)%	(49)%

* - Less than 1%

Comparison of Three Months Ended June 30, 2001 and June 30, 2000

             Net  sales.  Net sales are the sales of groceries and related products to customers, net of promotional discounts and allowances, subscription, service and other fees paid by customers and retail partners, and fees from consumer goods companies for interactive advertising, promotion and research services.  Net sales decreased by 1% from $22,632,000 in the quarter ended June 30, 2000 to $22,328,000 in the quarter ended June 30, 2001.  However, on a pro forma basis, removing markets closed from the base and adding markets opened to the base, net sales were up 50% for the quarter ended June 30, 2001 versus the quarter ended June 30, 2000.  Net sales for the quarter ended June 30, 2001 includes net sales from two markets opened in 2000 (Southern Connecticut opened June 2000 and Washington, D.C. opened September 2000) and reflects the closing of four markets in September 2000 (Columbus, OH and Houston, Dallas and Austin, TX) and one market in March 2001 (San Francisco, CA).

             Revenues from the sale of groceries and related products increased 4% from $21,170,000 in the quarter ended June 30, 2000 to $22,089,000 in the quarter ended June 30, 2001.  Orders decreased 7% from 183,500 in the quarter ended June 30, 2000 to 171,000 in the quarter ended June 30, 2001, while average order size increased 12% from $115.39 to $129.19.  In current markets, orders grew 32% from 129,000 orders in the quarter ended June 30, 2000 to 170,000 orders in the quarter ended June 30, 2001.  Promotional discounts and allowances, which reduce the amount a customer pays for their grocery order, increased from $100,000 in the three months ended June 30, 2000 to $295,000 in the three months ended June 30, 2001 as (i) more discounts were offered in new markets in order to quickly build customer density and (ii) the cost of discounts are now the Company’s costs versus the retailers’ costs in all markets in which Ahold operates a grocery chain.  Fees paid by customers and retail partners decreased from $1,608,000 in the quarter ended June 30, 2000 to $482,000 in the quarter ended June 30, 2001.  This decrease is attributable to (i) no fees currently being paid by retail supply partners and (ii) reduced customer fees (although fees charged to customers have been increased in the three months ended June 30, 2001 related to the changing competitive environment and what the Company’s research shows consumers are willing to pay for the convenience of the Peapod service).  Customers, measured as customers transacting within the last 12 months, decreased 18% from 135,700 at June 30, 2000 to 110,600 at June 30, 2001.  This decrease in customers reflects the loss of approximately 38,000 customers upon the closing of a total of five markets in September 2000 and March 2001 offset somewhat by customer additions in the current markets.

             Cost of sales.  Cost of sales, which are the cost of groceries and related products, decreased 16% from $17,574,000 in the quarter ended June 30, 2000 to $14,864,000 in the quarter ended June 30, 2001.  The decrease resulted primarily from improved margins resulting from the Ahold relationship and other improvements in online merchandising aimed at personalizing the online store and encouraging the purchase of higher margin items.

             Fulfillment operations.  Fulfillment operations expenses include (i) the direct costs relating to the picking, packing and delivery of customer orders; (ii) salaries and overhead expenses of each fulfillment center; (iii) salaries and overhead expenses for each metropolitan market; (iv) salaries and overhead expenses for certain field support functions such as recruiting, training and database merchandising and (v) salaries and overhead expenses for certain corporate support functions such as customer support, billing and telecom.  Fulfillment operations expenses increased 27% from $7,796,000 for the quarter ended June 30, 2000 to $9,928,000 for the quarter ended June 30, 2001.  Fulfillment operations expenses of $437,000 incurred during the quarter ended June 30, 2001 are attributable to the temporary closing of a Streamline facility to modify the equipment and facility in order to handle increased capacity and to integrate with Peapod systems and is primarily related to occupancy related expenses and consequently generated no revenues and gross profit.  This increase is primarily attributable to (i) the Company now operating and accounting for all fulfillment functions in all markets, whereas in 2000 the Company outsourced much of this function to its retailer partners in exchange for a service fee and (ii) the addition of two fulfillment centers acquired from Streamline in September 2000.

             At June 30, 2001, the Company fulfilled customer orders from eight fulfillment centers across five metropolitan markets covering 5,099,000 households.  This compares to 23 fulfillment centers across nine metropolitan markets at June 30, 2000 covering 8,731,000 households.  After the first quarter of 2000, one new fast-pick center was opened and leases for two warehouses were acquired, while 16 fulfillment centers were closed in the five markets the Company has exited, one fulfillment center was closed to consolidate volume in adjacent fulfillment centers and one fulfillment center has been temporarily closed to enable retrofitting of certain materials handling equipment and further integration of systems.

             General and administrative.  General and administrative expenses, which include corporate staff, accounting and human resource functions, and occupancy expenses, increased 72% from $2,150,000 in the quarter ended June 30, 2000 to $3,697,000 in the quarter ended June 30, 2001.  The increase is primarily attributable to an increase in (i) costs in Ahold markets to support the local operations, including functions such as logistics and transportation planning, operational planning and development, human resources, marketing and accounting; (ii) operations planning to support the two facilities from the Streamline acquisition and to support a decentralized organization structure in all markets and (iii) a lower allocation of corporate charges for customer support to fulfillment operations expenses.

             Marketing and selling.  Marketing and selling expenses include the cost of customer acquisition and retention marketing, such as radio advertising and direct mail, as well as certain costs relating to public relations and interactive marketing services.  The Company expenses all such costs as incurred.  Marketing and selling expenses increased by 212% from $987,000 for the quarter ended June 30, 2000 to $3,078,000 for the quarter ended June 30, 2001.  Marketing and advertising spending was very limited in the quarter ended June 30, 2000 as the Company sought additional financing.  A major marketing effort has occurred in the quarter ended June 30, 2001 aimed at rapidly acquiring customers in the new markets entered and supporting continued customer acquisition in all other current markets.

             System development and maintenance.  System development and maintenance expenses, which include new product development as well as the maintenance and enhancement of existing systems, decreased 48% from $1,469,000 for the quarter ended June 30, 2000 to $759,000 for the quarter ended June 30, 2001.  The decrease is primarily attributable to (i) the IT staff working on internal-use software development projects capitalized in 2001 (no internal use software development costs were capitalized in 2000); (ii) the streamlining of the technology development department and a corresponding reduction in IT staff and (iii) lower maintenance costs resulting from the Ahold relationship.

             Depreciation and amortization.  Depreciation and amortization increased 125% from $737,000 for the quarter ended June 30, 2000 to $1,661,000 for the quarter ended June 30, 2001.  This increase primarily results from equipment and leasehold improvements acquired from Streamline, and includes $531,000 of amortization of goodwill and other intangibles.

             Nonrecurring expenses.  During the fourth quarter of 2000, the Company recorded impairment charges for certain long-lived assets not expected to be recoverable, lease termination costs, and other facilities closing costs in connection with decisions to exit certain markets and abandon certain facilities in continuing markets.  Nonrecurring expenses of $58,000 incurred during the quarter ended June 30, 2001 are attributable to activities relating to the closing of the Company’s San Francisco distribution center, and consisted of (i) $32,000 of severance and other payroll costs and (ii) $26,000 of facility closing costs.  All exit costs relating to facility closings are expected to be paid by the end of 2001, except for certain contractual obligations such as lease commitments. Nonrecurring expenses totaled $1,490,000 for the quarter ended June 30, 2000 and result primarily from charges associated with licensing obligations of $705,000 and impaired asset write-offs of $664,000 related to cancelled and deferred initiatives.

             Other income (expense).  Other income (expense) includes interest paid on capital leases, interest on borrowings and credit facilities, non-cash interest expense from the amortization of warrants issued with the credit facility, and investment income and expense.  Interest expense increased from $218,000 for the quarter ended June 30, 2000 to $485,000 in the quarter ended June 30, 2001 primarily related to additional capitalized leases acquired from Streamline and borrowings under the Ahold credit facility.  Investment income for the quarter ended June 30, 2000 was $16,000 compared to $22,000 of investment income for the quarter ended June 30, 2001.  Non-cash interest expense decreased from $616,000 in the three months ended June 30, 2000 to $433,000 in the six months ended June 30, 2001 primarily related to the imputed fair value of warrants issued in connection with a bridge loan, which was put in place prior to the establishment of the credit facility on April 14, 2000.

Comparison of Six Months Ended June 30, 2001 and June 30, 2000

             Net  sales.  Net sales decreased slightly from $47,406,000 in the six months ended June 30, 2000 to $47,265,000 in the six months ended June 30, 2001.  However, on a pro forma basis, removing markets closed from the base and adding markets opened to the base, net sales were up 51% for the six months ended June 30, 2001 versus the six months ended June 30, 2000.  Net sales for the six months ended June 30, 2001 includes net sales from two markets opened in 2000 (Southern Connecticut opened June 2000 and Washington, D.C. opened September 2000) and reflects the closing of four markets in September 2000 (Columbus, OH and Houston, Dallas and Austin, TX) and one market in March 2001 (San Francisco, CA).

             Revenues from the sale of groceries and related products increased 6% from $44,020,000 in the six months ended June 30, 2000 to $46,848,000 in the six months ended June 30, 2001. Orders decreased slightly from 389,300 in the six months ended June 30, 2000 to 376,500 in the six months ended June 30, 2001, while average order size increased 10% from $113.07 to $124.43.  In current markets, orders grew 35% from 269,000 orders in the six months ended June 30, 2000 to 364,000 orders in the six months ended June 30, 2001.  Promotional discounts and allowances, which reduce the amount a customer pays for their grocery order, increased from $239,000 in the six months ended June 30, 2000 to $632,000 in the six months ended June 30, 2001 as (i) more discounts were offered in new markets in order to quickly build customer density and (ii) the cost of discounts are now the Company’s costs versus the retailers’ costs in all markets in which Ahold operates a grocery chain.  Fees paid by customers and retail partners decreased from $3,327,000 in the six months ended June 30, 2000 to $925,000 in the six months ended June 30, 2001.  This decrease is attributable to (i) no fees currently being paid by retail supply partners and (ii) reduced customer fees (although fees charged to customers have been increased in the six months ended June 30, 2001 related to the changing competitive environment and what the Company’s research shows consumers are willing to pay for the convenience of the Peapod service).  Customers, measured as customers transacting within the last 12 months, decreased 18% from 135,700 at June 30, 2000 to 110,600 at June 30, 2001.  This decrease in customers reflects the termination of approximately 38,000 customers upon the closing of a total of five markets in September 2000 and March 2001 offset somewhat by customer additions in the current markets.

             Cost of sales.  Cost of sales decreased 13% from $36,790,000 in the six months ended June 30, 2000 to $31,827,000 in the six months ended June 30, 2001.  The decrease resulted primarily from improved margins resulting from the Ahold relationship and other improvements in online merchandising aimed at personalizing the online store and encouraging the purchase of higher margin items.

             Fulfillment operations.  Fulfillment operations expenses increased 31% from $16,727,000 for the six months ended June 30, 2000 to $21,934,000 for the six months ended June 30, 2001.  Fulfillment operations expenses of $437,000 incurred during the quarter ended June 30, 2001 are attributable to the temporary closing of a Streamline facility to modify the equipment and facility in order to handle increased capacity and to integrate with Peapod systems and is primarily related to occupancy related expenses and consequently generated no revenues and gross profit.  This increase is primarily attributable to (i) the Company now operating and accounting for all fulfillment functions in all markets, whereas in 2000 the Company outsourced much of this function to its retailer partners in exchange for a service fee and (ii) the addition of two fulfillment centers acquired from Streamline in September 2000.

             General and administrative.  General and administrative expenses increased 78% from $4,189,000 in the six months ended June 30, 2000 to $7,454,000 in the six months ended June 30, 2001.  The increase is primarily attributable to an increase in (i) costs in Ahold markets to support the local operations, including functions such as logistics and transportation planning, operational planning and development, human resources, marketing and accounting; (ii) operations planning to support the two facilities from the Streamline acquisition and to support a decentralized organization structure in all markets and (iii) a lower allocation of corporate charges for customer support to fulfillment operations expenses.

             Marketing and selling.  Marketing and selling expenses increased by 179% from $2,187,000 for the six months ended June 30, 2000 to $6,097,000 for the six months ended June 30, 2001.  Marketing and advertising spending was very limited in the six months ended June 30, 2000 as the Company sought additional financing.  A major marketing effort has occurred in the six months ended June 30, 2001 aimed at rapidly acquiring customers in the new markets entered and supporting continued customer acquisition in all other current markets.

             System development and maintenance.  System development and maintenance expenses decreased 36% from $2,658,000 for the six months ended June 30, 2000 to $1,710,000 for the six months ended June 30, 2001.  The decrease is primarily attributable to (i) the IT staff working on internal-use software development projects capitalized in 2001 (no internal use software development costs were capitalized in 2000); (ii) the streamlining of the technology development department and a corresponding reduction in IT staff and (iii) lower maintenance costs resulting from the Ahold relationship.

             Depreciation and amortization.  Depreciation and amortization increased 161% from $1,401,000 for the six months ended June 30, 2000 to $3,652,000 for the six months ended June 30, 2001.  This increase primarily results from equipment and leasehold improvements acquired from Streamline, and includes $1,061,000 of amortization of goodwill and other intangibles.

             Nonrecurring expenses.  During the fourth quarter of 2000, the Company recorded impairment charges for certain long-lived assets not expected to be recoverable, lease termination costs, and other facilities closing costs in connection with decisions to exit certain markets and abandon certain facilities in continuing markets.  Nonrecurring expenses of $819,000 incurred during the six months ended June 30, 2001 are attributable to activities relating to the closing of the Company’s San Francisco distribution center, and consisted of: (i) $459,000 of severance and other payroll costs, (ii) $182,000 of facility closing costs, and (iii) $178,000 of lease termination costs.  All exit costs relating to facility closings are expected to be paid by the end of 2001, except for certain contractual obligations such as lease commitments. Nonrecurring expenses totaled $5,608,000 for the six months ended June 30, 2000 and resulted from severance expenses of $1,890,000, which was incurred primarily in connection with William Malloy’s termination of employment (see Note 6 in Notes to Financial Statements); impaired asset write-offs of $1,496,000 related to cancelled and deferred initiatives; expenses attributable to a failed financing transaction of $1,037,000; charges associated with licensing obligations of $705,000; and other nonrecurring expenses.

             Other income (expense).  Interest expense increased from $274,000 for the six months ended June 30, 2000 to $650,000 in the six months ended June 30, 2001 primarily related to additional capitalized leases acquired from Streamline and borrowings under the Ahold credit facility.  Investment income (expense) for the six months ended June 30, 2000 was a charge of $87,000 due to realized losses incurred from the sale of investments prior to maturity compared to $117,000 of investment income for the six months ended June 30, 2001.  Non-cash interest expense increased from $616,000 in the six months ended June 30, 2000 to $867,000 in the six months ended June 30, 2001 primarily related to additional months of expenses in 2001 as the credit facility began in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

             Cash used in operating activities increased from $10,628,000 in the first six months of 2000 to $27,209,000 in the first six months of 2001.  The change in cash used in operating activities was primarily attributable to increased net losses, an increase in other current assets and decreases in current liabilities.  As of June 30, 2001, the Company had $6,456,000 in cash and cash equivalents and $26,000,000 of available credit under its $50,000,000 revolving credit facility with Ahold.  The Company uses its working capital to fund ongoing operations, marketing programs and geographic expansion and to further develop its products and services.

             The Company’s principal sources of liquidity consist of $6,456,000 of cash as of June 30, 2001 and availability of $26,000,000 under the revolving credit facility with Ahold as of June 30, 2001.  Pursuant to a waiver letter (the “Waiver”), Ahold agreed to allow the Company to defer until the Company completes a financing transaction (i) payment of dividends due and that accrue with respect to shares of Series C Preferred Stock (and the previously held Series B Preferred Stock) and (ii) payment of interest under the credit facility.  The dividends on the preferred stock and the interest under the credit facility will continue to accumulate in accordance with their respective terms.  Further, under the terms of the Waiver, the Company will be required to pay any accumulated and unpaid dividends due on the preferred stock and any overdue interest under the credit facility with proceeds from any financing transaction that the Company completes.  In addition, under the terms of the credit facility, upon completion of certain financings by the Company, the commitment under the credit facility will be permanently reduced by the amount of the net cash proceeds from such financing(s) and any amount outstanding under the credit facility up to the amount of such net cash proceeds will become due and payable.  After completion of a financing by the Company, payment of dividends on the preferred stock and interest under the credit facility will no longer be deferred and will become due and payable in accordance with their terms.

             The Company anticipates, in light of the Waiver from Ahold, that the cash on hand as of June 30, 2001 together with the credit facility will be sufficient to fund the Company’s operations and capital requirements for the remainder of 2001.  However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.  The Company expects to require additional capital to fund its cash needs in 2002 and beyond.  If the tender offer and Merger contemplated by the Merger Agreement are not completed, the Company will be required to raise additional funds to support its business plan for 2002 and beyond.  The Company cannot be certain that additional financing will be available on favorable terms or at all.

             The Company believes that inflation has not had a material effect on its operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS No. 141 be accounted for using only the purchase method.  SFAS No. 141 is required to be adopted for all business combinations initiated after June 30, 2001.  Management has assessed the impact of the adoption of SFAS No. 141 on its financial statements and believes the impact will not be material.

             Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which supercedes APB Opinion No. 17, “Intangible Assets”.  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  SFAS No. 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Management is currently evaluating the impact that adoption of SFAS No. 142 will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             At June 30, 2001, the Company had borrowings under the credit facility of $24,000,000, which bear interest from the date of borrowing at 3% over the LIBOR rate at the date of each borrowing.  The interest rate will be adjusted, to a rate selected by Peapod, every 90 days to the then current LIBOR rate plus 3% (or to a rate equal to the higher of (i) the rate, which is ½ of 1% in excess of the Federal Funds Rate, and (ii) the Prime Lending Rate).

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings

             On July 27, 2001, a complaint was filed by a purported holder of shares of Commons Stock in the Court of Chancery of the State of Delaware for New Castle County on behalf of a putative class of Holders relating to the Merger Agreement and the transactions contemplated thereby.  The case is captioned Richard Hartley v. Peapod, Inc., et al., Civil Action No. 19025.  A copy of the complaint (the "Hartley Complaint") is filed as Exhibit (d)(23) to the Schedule TO, and this summary is qualified in its entirety by reference to the Hartley Complaint.  The defendants in the action are Peapod, Ahold, Ahold U.S.A. Holdings, Inc., Bean Acquisition Corp. and Peapod's directors (Andrew B. Parkinson, Mark Van Stekelenburg, Brian Hotarek, Ronald Van Solt, Mark C. Van Gelder, Maarten Dorhout Mees, Mark E. Smith, Trygve E. Myhren, Drayton McLane, William J. Grize and Gary Preston).  The Hartley Complaint alleges that each of the defendants are fiduciaries of the plaintiff and the other members of the putative class and that each of the defendants is breaching its or his fiduciary duties because Ahold is acquiring shares of Common Stock owned by members of the class on allegedly unfair terms and at an allegedly unfair price.  The plaintiff seeks, among other things, to have the Court: (1) enjoin the defendants from proceeding with, or cause them to rescind, the tender offer and the Merger; (2) award damages to the Holders; (3) impose a constructive trust on the assets and stock received by the defendants; and (4) award the plaintiff fees and costs.  The defendants believe that these claims are without merit and intend to defend the Hartley Complaint vigorously

             On August 1, 2001, the Hartley Complaint was amended to include an additional count alleging that the defendants breached their fiduciary duty of disclosure.  The Hartley Complaint alleges that the defendants failed to disclose all material facts in connection with the tender offer, made material misstatements and failed to disclose facts necessary to avoid making materially misleading partial disclosures.  The specific allegations in the amended Hartley Complaint include the purported (1) failure to disclose that the Peapod strategic plans, setting forth Peapod management’s $110 million plan and $115 million plan, were created by or under the direction of Ahold, (2) incomplete explanation of the strategic plans, (3) failure to disclose the actions the Special Committee took to verify the bona fides and viability of the strategic plans, (4) failure to disclose some alleged valuations of Peapod prepared by Ahold which allegedly show a valuation higher than $2.15 per share, (5) misleading disclosure that the Special Committee members were independent, though one was allegedly a former Ahold employee, (6) misleading disclosure about the potential delisting of the Shares from the Nasdaq National Market, alleging that they could be listed on the Nasdaq Small Cap Market, (7) misleading disclosure that Royal Ahold believes the $2.15 per share price is fair and (8) misleading disclosure of Ahold’s purpose for the tender offer.  The defendants believe that the additional claims are without merit, and intend to defend the Hartley Complaint vigorously.”

Item 4.              Submission of Matters to a Vote of Security Holders

             Peapod held its annual meeting of stockholders on May 15, 2001.  The following are the items that were voted thereon by holders of common stock and Series C Preferred Stock and the voting results thereof:

1.  Two Class II Directors were elected by the holders of common stock and Series C Preferred Stock, voting together as a class:

Nominee	For	Withhold

Andrew B. Parkinson	31,861,613	27,421
Mark VanStekelenburg	31,834,146	54,888

2.  Two Class II Directors were elected by the holders of Series C Preferred Stock:

Nominee	For	Withhold

Brian Hoterak	726,371	-0-
Ronald van Solt	726,371	-0-

Item 5. Other Information

             Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

             Except for historical matters contained herein, the matters discussed in this report, including statements herein regarding Peapod's competitive strengths and market position, its business strategy, its sufficiency of resources and ability to obtain financing, markets for Peapod’s products, general trends and trends in Peapod’s operations or financial results, Peapod’s expansion strategy and Peapod’s future prospects and profitability, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties that may affect Peapod's business and prospects and cause actual results to differ materially from these forward-looking statements.  Such risks include, without limitation:  (1) the sufficiency of the Company's resources and its ability to obtain financing in the event that the tender offer and merger are not completed; (2) the Company's limited operating history; (3) the complexity of the Company's business systems; (4) the Company's ability to manage its growth and expansion strategy; (5) the Company's relationship with Ahold and its affiliates; (6) the Company's ability to leverage its brand name; (7) the Company's ability to respond to rapid technological change; (8) the impact of future losses and negative cash flow; (9) the impact of significant future capital investments; (10) competition from traditional and online retailers; (11) the success of the Internet as a medium for grocery shopping; (12) the Company's ability to build brand identity and customer loyalty; (13) the Company's ability to attract and retain key personnel; and (14) the risk factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 2000 and risk factors identified from time to time in any other filings made by the Company with the Securities and Exchange Commission.

Item 6.              Exhibits and Reports on Form 8-K.

(a)	Exhibits - The following exhibits are filed herewith or are incorporated herein:

	Exhibit No.	Description

	10.1	Assignment of Option to Purchase and Grant of Option to Purchase dated as of March 29, 2001 by and between Peapod, Inc. and ARP Lake Zurich LLC (incorporated by reference to the Schedule TO filed by Koninklijke Ahold N.V., Ahold U.S.A. Holdings, Inc. and Bean Acquisition Corp. on July 27, 2001 (the “Schedule TO”)).

	10.2	Option Agreement, dated as of January 4, 200, between Peapod, Inc. and McLane Group, L.P. (incorporated by reference to the Schedule TO).

	10.3	Peapod Management Agreement Outline of Terms between Peapod, Inc. and McLane Group, L.P., dated November 8, 2000 (incorporated by reference to the Schedule 14D-9/A filed by Peapod, Inc. on August 8, 2001).

	10.4	Software License Agreement between M-Group Systems, Inc. and Peapod, Inc., dated October 11, 1999 (incorporated by reference to the Schedule 14D-9/A filed by Peapod, Inc. on August 8, 2001).

(b)	Reports on Form 8-K

None

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Peapod, Inc.
(Registrant)

August 9, 2001
/s/ Andrew B. Parkinson
Andrew B. Parkinson
Chief Financial Officer